Form 10-Q
period 2023-10-31
reAlpha Tech Corp.
filed 2023-12-18
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-41839

REALPHA TECH CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-3425507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6515 Longshore Loop, Suite 100

Dublin, OH 43017

(Address of principal executive offices)

(Zip Code)

(707) 732-5742

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIRE	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 15, 2023, the registrant has 44,122,091 shares of common stock, par value $0.001, issued and outstanding.

REALPHA TECH CORP.

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REALPHA TECH CORP.

Condensed Consolidated Balance Sheet

October 31, 2023 and April 30, 2023

	October 31, 2023	April 30, 2023
	(unaudited)
ASSETS

Current Assets
Cash	$605,337	$1,256,868
Accounts receivable	-	68,120
Receivable from related parties	20,240	20,874
Prepaid expenses	1,292,758	3,061,196
Other current assets	237,962	250,680
Total current assets	2,156,297	4,657,738

Property and Equipment, at cost
Property and equipment, net	329,385	2,185,992

Other Assets
Investments	115,000	115,000
Goodwill	5,135,894	5,135,894
Capitalized software development - work in progress	8,752,330	8,998,755

TOTAL ASSETS	$16,488,906	$21,093,379

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$2,128,562	$412,947
Mortgage and other loans, net	13,891	1,222,000
Notes payable	-	5,850,000
Accrued expenses	343,624	195,299
Total current liabilities	2,486,077	7,680,246

Long-Term Liabilities
Mortgage loans, net	247,000	247,000
Total liabilities	2,733,077	7,927,246

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2023 and April 30, 2023	-	-
Common stock ($0.001 par value; 200,000,000 shares authorized, 42,522,091 shares outstanding as of October 31, 2023; 200,000,000 shares authorized, 42,522,091 shares outstanding as of April 30, 2023)	42,523	42,523
Additional paid-in capital	24,106,597	24,107,159
Accumulated deficit	(10,396,034)	(10,986,162)
Total stockholders’ equity (deficit) of reAlpha Tech Corp.	13,753,086	13,163,520

Non-controlling interests in consolidated entities	2,743	2,613
Total stockholders’ equity (deficit)	13,755,829	13,166,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,488,906	$21,093,379

REALPHA TECH CORP.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended October 31, 2023 and 2022 (unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$33,459	$110,624	$101,180	$199,497

Cost of revenues	30,360	83,771	74,554	151,413

Gross Profit	3,099	26,853	26,626	48,084

Operating Expenses
Wages, benefits and payroll taxes	265,099	298,326	517,145	566,503
Repairs & maintenance	24,663	4,776	48,893	11,357
Utilities	4,551	8,244	11,453	21,285
Travel	15,208	23,919	25,229	38,078
Dues & subscriptions	8,100	25,894	17,827	46,750
Marketing & advertising	43,213	402,359	95,842	582,427
Professional & legal fees	3,680,488	485,307	3,876,300	936,825
Depreciation & amortization	7,863	36,736	29,176	73,738
Other operating expenses	144,222	229,140	192,569	150,937
Total operating expenses	4,193,407	1,514,701	4,814,434	2,427,900

Operating Loss	(4,190,308)	(1,487,848)	(4,787,808)	(2,379,816)

Other Income (Expense)
Interest income	277	93	321	157
Other income	-	2,660	525	2,660
Gain on sale of myAlphie	-	-	5,502,774	-
Interest expense	(22,075)	(40,701)	(67,588)	(84,468)
Other expense	(40,760)	(32,045)	(57,946)	(64,716)
Total other income (expense)	(62,558)	(69,993)	5,378,086	(146,367)

Net (Loss) Income	(4,252,866)	(1,557,841)	590,278	(2,526,183)

Less: Net Income (Loss) Attributable to Non-Controlling Interests	13	46	150	500

Net (Loss) Income Attributable to Controlling Interests	$(4,252,879)	$(1,557,887)	$590,128	$(2,526,683)

Net (loss) Income per share — basic	$(0.10)	$(0.04)	$0.01	$(0.06)

Net (loss) Income per share — diluted	$(0.10)	$(0.04)	$0.01	$(0.06)

Weighted-average outstanding shares — basic	42,522,091	40,127,956	42,522,091	40,127,956

Weighted-average outstanding shares — diluted	42,522,091	40,127,956	42,522,091	40,127,956

REALPHA TECH CORP.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

for the Three and Six Months Ended October 31, 2023 and 2022

					ReAlpha
					Tech Corp.
					and		Total
			Additional		Subsidiaries	Non-	Stockholders’
	Common Stock		Paid-in	Accumulated	Equity	Controlling	Equity
	Shares	Amount	Capital	Deficit	(Deficit)	Interests	(Deficit)
Balance at April 30, 2023	42,522,091	$42,523	$24,107,159	$(10,986,162)	$13,163,520	$2,613	$13,166,133

Net Income (Loss)	-	-	-	4,843,007	4,843,007	137	4,843,144
Reg A Offering costs	-	-	(562)	-	(562)	-	(562)
RTC India - Non Controlling Interest	-	-	-		-	(10)	(10)
Balance at July 31, 2023	42,522,091	$42,523	$24,106,597	$(6,143,155)	$18,005,965	$2,740	$18,008,705
Net Income (Loss)	-	-	-	(4,252,879)	(4,252,879)	13	(4,252,866)
RTC India - Non Controlling Interest	-	-	-		-	(10)	(10)
Balance at October 31, 2023	42,522,091	$42,523	$24,106,597	$(10,396,034)	$13,753,086	$2,743	$13,755,829

					ReAlpha
					Tech Corp.
					and		Total
			Additional		Subsidiaries	Non-	Stockholders’
	Common Stock		Paid-in	Accumulated	Equity	Controlling	Equity
	Shares	Amount	Capital	Deficit	(Deficit)	Interests	(Deficit)
Balance at April 30, 2022	8,634,210	$8,634	$192,490	$(5,533,053)	$(5,331,929)	$13,597	$(5,318,332)
Net Income (Loss)	-	-	-	(968,796)	(968,796)	454	(968,342)
Distribution to Syndicate members	-	-	-	-	-	(11,625)	(11,625)
RTC India - Non Controlling Interest	-	-	-	-	-	(44)	(44)
Balance at July 31, 2022	8,634,210	$8,634	$192,490	$(6,501,849)	$(6,300,725)	$2,382	$(6,298,343)
Net Income (Loss)	-	-	-	(1,557,887)	(1,557,887)	46	(1,557,841)
RTC India - Non Controlling Interest	-	-	-	-	-	(10)	(10)
Balance at October 31, 2022	8,634,210	$8,634	$192,490	$(8,059,736)	$(7,858,612)	$2,418	$(7,856,194)

REALPHA TECH CORP.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended October 31, 2023, and 2022 (unaudited)

	For the Six Months Ended October 31, 2023	For the Six Months Ended October 31, 2022
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$590,278	$(2,526,183)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	29,176	73,738
Gain on sale of myAlphie	(5,502,774)	-
Changes in operating assets and liabilities:
Accounts receivable	68,120	38,067
Receivable from related parties	634	-
Prepaid expenses	1,768,438	41,499
Other current assets	12,718	(9,762)
Accounts payable	1,715,615	743,502
Accrued expenses	148,325	(7,144)
Total adjustments	(1,759,748)	879,900
Net cash used in operating activities	(1,169,470)	(1,646,283)

Cash Flows from Investing Activities:
Proceeds from sale of properties	646,266	491,598
Additions to Property, Plant & Equipment	(40,833)	(5,796)
Capitalized software development - work in progress	(100,800)	(353,288)
Net cash provided by investing activities	504,633	132,514

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	13,891	-
Payments of long-term debt	-	(23,311)
Deferred financing costs	-	32,757
Proceeds from issuance of common stock - Reg A	(562)	160,769
Net cash provided by financing activities	13,329	170,215

Net decrease in cash	(651,508)	(1,343,554)

Effect of exchange rate changes on cash	(23)	1,630

Cash - Beginning of Period	1,256,868	2,095,401

Cash - End of Period	$605,337	$753,477

reAlpha Tech Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

ReAlpha Tech Corp. and Subsidiaries (“we,” “us,” “our,” the “Company” or the “Registrant”) were initially incorporated with the name reAlpha Asset Management, Inc. in the State of Delaware on April 22, 2021. The Company is primarily engaged in the business of purchasing and managing real estate through the use of technology, and other allied means for the benefit of the Company’s stockholders.

On March 21, 2023, reAlpha Tech Corp (the Parent) merged with reAlpha Asset Management, Inc. (the Subsidiary) in a short-form merger in accordance with Section 253 of the Delaware General Corporate Law (“DGCL”) (the “Downstream Merger”), resulting in reAlpha Asset Management, Inc. becoming the surviving corporation and gaining access to reAlpha Tech Corp.’s technology and intellectual property. Prior to the merger, the Parent owned over 90% of the Subsidiary’s shares. The merger enables reAlpha Asset Management, Inc. to provide customers with a broader range of AI (Artificial Intelligence) solutions for various industries. Following the merger, reAlpha Asset Management, Inc. changed its name to reAlpha Tech Corp. As the former reAlpha Tech Corp shareholders owned a majority of the common stock of reAlpha Asset Management, Inc. the Downstream Merger is deemed a common control transaction.

Transactions between entities under common control are accounted for in a manner similar to the pooling of-interest method. Thus, the financial statements of the commonly controlled entities would be consolidated, retrospectively, as if the transaction had occurred at the beginning of the period. As a result, the assets and liabilities and the historical operations reflected in the Company’s financial statements are those of reAlpha Tech Corp and subsidiaries and reAlpha Asset Management, Inc. recorded at historical cost basis. The historical shareholders’ equity of the accounting acquirer prior to the merger is retroactively reclassified for the equivalent number of shares received in the merger after giving effect to any difference in par value of the company’s and the accounting acquirer’s stock by an offset in paid in capital.

On March 24, 2023, the Company acquired Roost Enterprises, Inc. (“Rhove”), a leading provider of real estate technology solutions. The Rhove acquisition includes technology developed for the purpose of syndicating real estate properties for investment by retail and institutional investors (the “Syndication Platform”). Pursuant to the Stock Purchase Agreement entered into in connection with the Rhove acquisition (the “Stock Purchase Agreement”) among the Company, Rhove and certain investor sellers in Rhove (the “Sellers”), we acquired all the intellectual property related to the Syndication Platform and other related intangible property and proprietary information of Rhove.

The Company’s main office is located at 6515 Longshore Loop, Suite 100 — Dublin, OH 43017. The Company has elected April 30th as its year end; however, on December 12, the board of directors of the Company approved a change in the Company’s fiscal year from a fiscal year ending on April 30 of each year to a fiscal year ending on December 31 of each year, which change will become effective on December 31, 2023.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2024. The accompanying consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes for the year ended April 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

The Company had cash of $605,337 and $1,256,868 as of October 31, 2023 and April 30, 2023, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of October 31, 2023, the Company’s cash was held by financial institutions that management believes have acceptable credit. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of related asset. Real estate assets are carried at cost. Depreciation is calculated on the straight-line method over the estimated lives of the assets (27.5 years for residential rental property, 5 years for furniture and fixtures and 3 years for furnishings). Major additions and betterments are capitalized and depreciated. Maintenance and repairs, which do not improve or extend the estimated useful lives, are expensed as incurred. Upon disposal of assets, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss resulting from the disposal is recorded in the period of disposition in the accompanying statement of operations.

Investments

The Company holds 25% of the equity in each of the two privately held entities, Naamche Inc. and Carthagos. Inc. However, the Company does not have any significant control or influence over the financial and operating policies. As these equity instruments do not have readily determinable fair values, they have been measured using the measurement alternative, cost-less impairment. The carrying amount for these instruments would be subsequently adjusted for observable price changes, or prices in orderly transactions for an identical investment or similar investment of the same issuer. In addition, these investments are periodically evaluated for impairment. The investments are classified as other long-term assets on the Company’s Consolidated Balance Sheet and the Company has not recorded any adjustments to the carrying value of investments in the quarter ended October 31, 2023.

Capitalized Software Development Costs

The Company follows Accounting Standards Codification (ASC) 350, “Internal-Use Software,” to assess the capitalization of software development costs, such as those incurred during the application development stage, including coding, testing, and development of software functionality which are eligible for capitalization. Such costs encompass direct labor, third-party services, and other directly attributable expenses. As of October 31, 2023, the software under development has not reached the stage of being substantially complete and ready for its intended use. Consequently, the Company continues to capitalize on costs related to the application development stage in accordance with ASC 350.

Amortization of capitalized software development costs commences when the software is placed in service and is available for its intended use. The capitalized costs are amortized over the software’s estimated useful life, which is determined based on factors such as expected future benefits and the rate of technological change.

The fair value of software acquired in a business combination is determined using the discounted cash flow (DCF) method as per ASC 820 “Fair Value Measurements and Disclosures”, requiring the consideration of significant inputs and assumptions, such as projected cash flows, expected growth rates, discount rates, and other relevant market data. The Company exercises judgment in selecting appropriate inputs, taking into account historical performance, market conditions, and the technological characteristics of the software.

Goodwill

The Company accounts for goodwill in accordance with ASC 350 Intangibles-Goodwill and Other. ASC 350 requires that goodwill with indefinite useful lives no longer be amortized but instead be evaluated for impairment at least annually. In accordance with ASC 350, goodwill is allocated to reporting units. On an annual basis and more frequently based on triggering events, as of April 30 of each year, management reviews goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more likely than not that the fair value of a reporting unit is less than it carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than it carrying amount, goodwill is further tested for impairment by comparing the carrying amount to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.

Application of goodwill impairment tests requires significant management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the reporting unit, composition, personnel or strategy changes affecting the reporting unit and recoverability of asset groups within a reporting unit. Judgments applied when performing the quantitative analysis includes estimating future cash flows, determining appropriate discount rates, and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Long-lived Assets, Intangible Assets, and Goodwill Impairment

While changes in circumstances requiring a goodwill impairment test have not been identified for the quarter ended October 31, 2023, the Company will continue to monitor circumstances, such as disposition activity or changes in forecasted cash flows in future periods. If the fair value of the Company’s reporting unit declines below the carrying value in the future, goodwill impairment charges may be incurred.

Credit Facilities

In May 2022, the reAlpha Acquisitions Churchill, LLC, a wholly-owned subsidiary of reAlpha Tech Corp., entered into a credit agreement with Churchill Finance I, LLC, securing a credit facility of $200 million. The primary purpose of this credit facility is to finance short-term rental acquisitions. The facility provides the company with increased financial flexibility to pursue strategic opportunities in the real estate market.

Management may utilize the credit facility to expand the Company’s portfolio of rental properties. By leveraging this credit facility, the Company aims to capitalize on attractive investment prospects while adhering to its prudent financial management principles.

The terms and conditions of the credit agreement with Churchill Finance I, LLC have been evaluated by management, and the interest rates and repayment terms are considered competitive and favorable to the Company’s financial interests.

Revenue Recognition

Revenues consist of short-term rentals and technology platform booking income. Short-term rental revenues include revenues from the rental of properties via Airbnb, Vacasa, and such digital hospitality platforms. Technology Platform Revenue includes revenues from bookings made on our technology platform towards painting and cleaning of properties.

As we are responsible for services rendered by the technology platform, fees charged to end-users are also included in revenue, while payments to vendors in exchange for their services are recognized in the cost of revenue, exclusive of depreciation and amortization.

Revenues are recognized in accordance with Topic 606 of the Financial Accounting Standards Board (FASB) ASC for revenue recognition. The Company recognizes revenues in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) performance obligations are satisfied. (Refer to Note 6 for more details).

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

If it is determined that the Company would be able to realize the deferred tax assets in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes and interest and penalties, if any, with income tax expense in the accompanying statement of operations.

Earnings (Loss) Per Share

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic earnings (loss) per share is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the three and six months ended October 31, 2023, the GEM Warrants (as defined below) to purchase up to 1,700,884 of the Company’s shares of common stock were excluded.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of financial instruments approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Recently Issued Accounting Pronouncements

Consistent with the treatment for emerging growth companies under the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to delay the implementation of new accounting standards to the extent such standards provide for delayed implementation by non-public business entities.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2022. The implementation of this standard did not have a material effect on the Company’s financial statements.

Reclassification Presentation

Certain amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 3 - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company commenced operations as of April 22, 2021, and has not yet realized its planned operations. The Company is dependent upon additional capital resources for the full commencement of its planned operations and is subject to significant risks and uncertainties, including failing to secure funding to commence the Company’s planned operations or failing to profitably operate the business.

Management believes that the Company will continue to incur losses for the foreseeable future and will need equity or debt financing to sustain its operations until it can generate additional revenues and achieve profitability and positive cash flows. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management intends to finance operating costs over the next twelve months with existing cash on hand, loans and proceeds from the issuance of its stock. Management has determined that these matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefits for the periods presented are offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers the realization of such amounts to be more likely than not.

Note 5 - Business Combinations

On March 24, 2023, we acquired all of the assets of Roost Enterprises, Inc. (“Rhove”). The acquisition was made to expand our market share in the real estate category and capitalize on the synergies of product lines and services between the Companies.

The acquisition of Roost Enterprises, Inc., a real estate technology solutions provider, includes Rhove’s Syndication Platform and related intellectual property. The purchase price involved a $25,000 cash payment, 49,029 common stock shares to Silicon Valley Bank (“SVBB”), 1,263,000 shares to the common stockholders of Rhove, and the option for the same stockholders to purchase 1,263,000 shares at the fair value of $10 per share. Drive Capital and its funds became investors of reAlpha, and Rhove’s CEO, Calvin Cooper, and Rhove’s CTO, Greg Miller, both joined reAlpha in advisory roles.

We estimated fair values on March 24, 2023, for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Rhove Transaction. During the measurement period, not to exceed 12 months, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Accordingly, the fair value measurements noted below are preliminary and subject to modification in the future.

Assets Acquired:
Cash	123,594
Capitalized software development costs	7,946,844
Other current assets	148,321
Total Assets Acquired	$8,218,759
Liabilities assumed:
Accounts payable	96,207
Accrued expenses payable	5,500
Membership Contributions	7,696
Venture debt/loc 1	100,000
Total Liabilities Assumed	$209,403
Total identifiable net assets	8,009,356
Purchase price	13,145,250
Goodwill - Excess of the purchase price over fair value of net assets acquired on acquisition date	$5,135,894

The Rhove acquisition is the only business combination the Company has completed. This goodwill arises because the purchase price exceeded the fair value of acquired identifiable net assets due to the purchase prices reflecting a number of factors including the future earnings and cash flow potential of the business, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the business and the complementary strategic fit and resulting synergies the business bring to existing operations.

Note 6 – Property and Equipment

1.	Investments in property and equipment consisted of the following as of October 31, 2023

a.	Investments in property and equipment other than held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Computer	$33,398	$(11,003)	$22,395
Furniture and fixtures	20,846	(7,464)	13,382
Total investment in real estate	$54,244	$(18,467)	$35,777

b.	Investments in property and equipment held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$19,690	$-	$19,690
Buildings and building improvements	267,117	(6,172)	260,945
Furniture and fixtures	16,090	(3,117)	12,973
Total investment in real estate	$302,897	$(9,289)	$293,608

2.	Investments in property and equipment consisted of the following as of April 30, 2023

a.	Investments in property and equipment other than held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$218,556	$-	$218,556
Buildings and building improvements	1,713,265	(72,514)	1,640,751
Computer	33,543	(11,904)	21,639
Furniture and fixtures	73,975	(22,355)	51,620
Total investments	$2,039,339	$(106,773)	$1,932,566

b.	Investments in property and equipment held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$19,690	$-	$19,690
Buildings and building improvements	226,284	(6,012)	220,272
Furniture and fixtures	16,090	(2,626)	13,464
Total investments	$262,064	$(8,638)	$253,426

The Company recorded depreciation expenses of $7,862 and $21,133 for the three months ended October 31, 2023, and October 31, 2022, respectively. The Company also recorded depreciation expenses of $29,174 and $42,158 for the six months ended October 31, 2023, and October 31, 2022, respectively.

Note 7- Receivables from Related Parties

As of October 31, 2023, and April 30, 2023, the balance of related party transactions amounted to $20,240 and $20,874, respectively. The related party balance primarily consists of a receivable from Turnit Holdings, LLC, a related party.

Note 8 – Prepaid Expenses

As of October 31, 2023, prepaid expenses amounted to $1,292,758, compared to $3,061,196 as of April 30, 2023, $3,045,290 of which consist of shares issued for services rendered during the year ended April 30, 2023, in connection with the Company’s direct listing on Nasdaq. Prepaid expenses consists mainly of director’s and officer’s insurance services and the Commitment Fee (as defined below) for the period ending October 31, 2023.

Note 9 – Capitalized Software Development costs, work in progress

Qualifying internal-use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services, and purchased software license costs are capitalized. As of October 31, 2023 and April 30, 2023, the balance of capitalized software costs, work in progress amounted to $8,752,330 and $8,998,755, respectively.

The Company assesses the carrying amount of capitalized software costs for impairment regularly and considers the recoverability of capitalized costs based on expected future benefits and cash flows. Any impairment loss, if identified, is recognized in the statement of operations.

Note 10 – Mortgage and other loans

Mortgage and other loans consisted of the following as of October 31, 2023, and April 30, 2023:

	October 31,	April 30,
	2023	2023

Mortgage note with a bank. The note bears interest at a rate of 5% + Prime with floor of 8.25% and provides for monthly interest payments. The note matures on February 10, 2024 at which time there is a balloon payment of remaining principal and interest due, and is secured by the property as well as guaranteed by a shareholder of the Company.	-	880,000

Mortgage note with a bank. The note bears interest at a rate of 4.75% + Prime with floor of 8.25% and provides for monthly interest payments. The note matures on April 15, 2024 at which time there is a balloon payment of remaining principal and interest due, and is secured by the property as well as guaranteed by a shareholder of the Company.	-	342,000
Total Short-term debt related to Properties	$-	$1,222,000

Less: Deferred financing costs, net	-	-

Total Short-term debt related to Properties, net	$-	$1,222,000
Promissory note bears interest at a rate of 1% + Prime.	-	975,000

Promissory note bears interest at a rate of 1% + Prime.	-	4,875,000

Amex Loan bears Annual Percentage Rate 32.60%	13,891	-
Total Short-term debt, net	$13,891	$7,072,000

Maturities of short-term debt as of October 31, 2023, are as follows:

2024	13,891
Total Short-term debt, net	$13,891

Note 11 - Long-Term Liabilities

Long-term liabilities consisted of the following as of October 31, 2023, and April 30, 2023:

	October 31,	April 30,
	2023	2023
Mortgage note with a bank. The note bears interest at a rate of 7.5% and provides for monthly interest payments. The note matures on January 1, 2053 at which time there is a balloon payment of remaining principal and interest due, and is secured by the property as well as guaranteed by a shareholder of the Company.	$247,000	$247,000

Maturities of long-term debt as of October 31, 2023, are as follows:

2053	$247,000
Total Long-term debt, net	$247,000

Note 12 - Stockholders’ Equity (Deficit)

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share (the “Common Stock”); and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share (the “Preferred Stock”). As of October 31, 2023 and April 30, 2023 there were 42,522,091 shares of common stock issued and outstanding.

On October 23, 2023, pursuant to the terms of that certain share purchase agreement (the “GEM Agreement”) between us and GEM Global Yield LLC SCS (“GEM Global”) and GEM Yield Bahamas Limited (“GYBL,” and collectively, “GEM”), we issued five-year warrants to purchase up to 1,700,884 shares of our common stock to GYBL at an exercise price of $406.67 per share (the “GEM Warrants”). Pursuant to the terms of the GEM Warrants, the exercise price of such warrants was reset to $371.90 (the “Adjusted Exercise Price”) on the date of the closing of our recent public offering and shall be further subject to adjustment as provided in the GEM Warrants.

Note 13 - Commitments and Contingencies

Pursuant to the terms of the GEM Agreement, we are required to indemnify GEM for any losses it incurs as a result of a breach by us or of our representations and warranties and covenants under the GEM Agreement or for any misstatement or omission of a material fact in a registration statement registering those shares pursuant to the GEM Agreement. Also, GEM is entitled to be reimbursed for legal or other costs or expenses reasonably incurred in investigating, preparing, or defending against any such loss. To date, we have not raised any capital pursuant to the GEM Agreement and we may not raise any capital pursuant to it prior to its expiration. Restrictions pursuant to terms of our future financings may also affect our ability to use the GEM Agreement.

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition, or results of operations.

Ohio Subpoena

On August 31, 2023, the Ohio Department of Commerce’s Division of Securities (the “ODS”) issued a Cease & Desist Order (the “Division Order”) to us, and we entered into a Consent Agreement with the ODS (the “Consent Agreement”), following an investigation by the ODS into whether we engaged in acts or practices that violated the Ohio Securities Act, Chapter 1707 of the Ohio Revised Code.

Pursuant to the Consent Agreement, we did consent, stipulate, admit, and agree to the findings, conclusions and order set forth in the Division Order and that nothing in the Division Order or the Consent Agreement impedes, prohibits, interferes with, or infringes upon the lawful rights, if any, including but not limited to private rights of action, if any, possessed by our individual investors.

Under the terms of the Division Order, pursuant to Revised Code Chapter 1707.23, we will cease and desist from the acts and practices as described in the Division Order which constitute a violation of Chapter 1707 of the Ohio Revised Code, which include selling or causing to be sold securities that were not properly registered with the ODS and that were not exempt from registration. The Division Order and Consent Agreement do not impact our ability to conduct future exempt offerings.

Parent Company Litigation

On December 27, 2021, Ms. Valentina Isakina, a board advisor of our former parent company, reAlpha Tech Corp., (the “Parent Company”) filed a lawsuit in the Southern District of Ohio against the Parent Company in connection with her termination package. After three months of service, the Parent Company discontinued her services as she was not the right fit for the Parent Company’s needs. reAlpha Tech Corp. contends that pursuant to the terms of her employment agreement, she was offered 12,500 shares of reAlpha Tech Corp., to vest over a period of time, however, she never accepted the shares. Ms. Isakina, on the other hand, contends she is owed up to 5% from reAlpha Tech Corp. in connection with an alleged agreement to serve on the board of directors. reAlpha Tech Corp. denies the existence of such agreement.

On November 3, 2023, an order was served by the Court in connection with this proceeding (the “Court Order”). The Court Order granted summary judgment against Ms. Isakina and in favor of the Company, regarding Ms. Isakina’s claims of relief, including breach of contract claims, promissory estoppel and unjust enrichment. On November 16, 2023, Ms. Isakina filed an appeal, which was subsequently dismissed by the United States Court of Appeals for the Sixth Circuit on December 7, 2023.

Malpractice Lawsuit

On May 8, 2023, the Company filed a malpractice lawsuit with the United States District Court for the Southern District of Ohio, Eastern Division, against Buchanan, Ingersoll & Rooney, PC (“Buchanan”), Rajiv Khanna (“Khanna”) and Brian S. North (“North,” together with Buchanan and Khanna, the “Buchanan Legal Counsel”). The complaint alleges that the Buchanan Legal Counsel failed to provide proper and timely legal advice during the Company’s Tier 2 Regulation A offering, resulting in late Blue Sky notice filings with all required states prior to the Company offering and selling securities in those states. As a result, the Company was subject to a number of inquiries, investigations, and subpoenas by the various states, incurring significant legal fees and fines, lost opportunity due to pausing its Regulation A campaign, in addition to the loss of a $20 million institutional investment. The Company is seeking the forfeit of all legal fees associated with this matter, the award of legal fees to bring this matter to action, and further legal and equitable relief as the Court deems just and proper. The Company cannot predict the eventual scope, duration, or outcome at this time.

Note 14 – Segment Reporting

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments based on the business unit, Rental business and Platform service business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, in which the entity holds material assets and reports revenue.

Platform Services

	Three months Ended October 31,		Six months Ended October 31,
	2023	2022	2023	2022
Revenues	$30,360	$77,302	$78,518	$139,708
Cost of goods sold	(30,360)	(76,773)	(73,269)	(138,862)
Gross margin	-	529	5,249	846

Operating expenses	-	-	-	-
Operating loss	-	529	5,249	846

Other expenses, net	-	-	5,502,774	-
Net Income/ (loss)	$-	$529	$5,508,023	$846

Rental Revenue

	Three months Ended October 31,		Six months Ended October 31,
	2023	2022	2023	2022
Revenues	$3,099	$33,322	$22,662	$59,789
Cost of goods sold	-	(6,998)	(1,285)	(12,551)
Gross margin	3,099	26,324	21,377	47,238

Operating expenses	(1,148,117)	(1,514,701)	(1,769,144)	(2,427,900)
Operating loss	(1,145,018)	(1,488,377)	(1,747,767)	(2,380,662)

Other expenses, net	(62,558)	(69,993)	(124,688)	(146,367)
Net Income/ (loss)	$(1,207,576)	$(1,558,370)	$(1,872,455)	$(2,527,029)

Note 15 – Sale of myAlphie

Effective May 17, 2023, the Company (the “Seller”) entered into a Second Amendment to an agreement (the “Second Amendment”) to finalize a transaction that was originally agreed to through a Membership Interest Purchase Agreement dated December 31, 2022 (the “Purchase Agreement”), with Turnit Holdings, LLC, an Ohio limited liability company (the “Buyer”, or “Turnit”). The Buyer is an indirect subsidiary of Crawford Hoying, which is owned and partially controlled by Brent Crawford, former chairman of the Company’s board of directors. CH REAlpha Investments, LLC, and CH REAlpha Investments II, LLC are also managed by Mr. Crawford. The Purchase Agreement was previously amended by a Letter Agreement dated March 11, 2023 (the “First Amendment”), which was entered into between the Buyer and Seller. The Purchase Agreement provided for the Buyer’s acquisition of all the issued and outstanding membership interests of myAlphie, LLC (the “Subsidiary”).

Prior to the execution of the Purchase Agreement and pursuant to the Downstream Merger, the Company held myAlphie LLC as a subsidiary, along with (a) all its technology and intellectual property, and (b) two on-demand promissory notes in the amounts of $975,000 and $4,875,000 payable to CH REAlpha Investments, LLC, and CH REAlpha Investments II, LLC, respectively (together, the “Promissory Notes”). Upon closing of the Purchase Agreement (a) the Seller sold all of its interests in myAlphie LLC, and (b) the Buyer assumed the Seller’s remaining liabilities and outstanding obligations under the Promissory Notes.

The net assets of myAlphie (excluding the promissory notes) prior to sale was approximately $347,000 resulting in a gain on sale of approximately $5,503,000 from the assumption of the promissory notes by the Buyer. The gain on sale is included in other income in the statement of operations for the six months ended October 31, 2023.

Note 16 – Warrants

As of October 31, 2023, we have outstanding warrants to purchase up to 1,700,884 shares of the Company’s common stock, which were issued to GYBL (as defined above). The GEM Warrants are exercisable, for cash, for an equal number of shares of our common stock at an exercise price of $406.67 per share, subject to adjustments specified therein.

In consideration for these services, the Company has agreed to pay GEM a commitment fee equal to 2% of the First Tranche that is $1,000,000 (as defined in the GEM Agreement) (the “Commitment Fee”), and, to the extent that the Company has completed Draw Downs (as defined in the GEM Agreement) within the Second Tranche (as defined in the GEM Agreement), the Company shall tender to GYBL, as an additional commitment fee, an amount equal to 2% of the Second Tranche (as defined in the GEM Agreement) (the “Additional Commitment Fee”), each deliverable as set forth below. The Commitment Fee or Additional Commitment Fee, as applicable, due upon each Draw Down may be paid in cash from the proceeds of such Draw Down or in freely tradeable shares of the Company’s common stock valued at the Daily Closing Price (as defined in the GEM Agreement) at the time of such Draw Down, at the option of the Company in cash or freely tradable shares of the Company’s common stock, payable on or prior to the second anniversary of the date of listing.

Warrant activity during the three months ended October 31, 2023 and 2022 follows:

		Weighted	Average Remaining
	Warrants Outstanding	Average Exercise Price	Contractual Life (Years)
Warrants outstanding at October 31, 2022	—	$—	0.00
No warrant activity	—	—
Warrants outstanding at March 31, 2023	0.00	$0.00	0.00
Warrants Issued	1,700,884	406.67	5.00
Warrants outstanding at October 31, 2023	1,700,884	406.67	5.00

Note 17 - Subsequent Events

Management has evaluated all subsequent events through December 14, 2023, the date the consolidated financial statements were available to be issued. Based on this evaluation, below was identified which require disclosure in these consolidated financial statements.

On November 21, 2023, we entered into a placement agency agreement with Maxim Group LLC (“Maxim”), pursuant to which we agreed to sell 1,600,000 units on a best-efforts basis at a price of $5.00 per unit for aggregate gross and net proceeds of $8.0 million and $7.16 million, respectively.  Each unit was comprised of one share and one and a half warrant to purchase one and a half share of common stock, with each warrant being exercisable for a five-year period to purchase an additional share at a price of $5.00, subject to adjustments specified therein (the “Common Warrants”). The securities were issued on November 24, 2023, and were registered pursuant to a Form S-11 registration statement (File No. 333-275604).  Maxim was paid 7% of the gross proceeds from this offering and was also reimbursed $107,500 for its expenses.

On December 3, 2023, the Company entered into two stock purchase agreements (the “Purchase Agreements”), pursuant to which, the Company agreed to acquire all of the issued and outstanding shares of capital stock of Naamche, Inc. and Naamche, Inc. Pvt. Ltd. not already owned by the Company (the “Acquisitions”) in exchange for, in the aggregate: (i) 225,000 shares (the “Shares”) of the Company’s restricted common stock to be issued within 9 months from the closing date of the Acquisitions (the “Closing Date”), in a pro-rated amount set forth in the Purchase Agreements; and (ii) $500,000 in cash, of which $450,000 is payable in the 3 year period following the Closing Date based on the achievement of specified revenue-based targets.

On December 12, 2023, the Company’s board of directors approved a change in the Company’s fiscal year end from April 30 of each year to December 31 of each year, effective as of December 31, 2023. Accordingly, the Company will be issuing audited financial statements in connection with the preparation of the Company’s Annual Report on Form 10-K for the eight-month transition period from May 1, 2023 to December 31, 2023 and calendar year financial statements thereafter.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many, but not all, of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	We are employing a business model with a limited track record, which makes our business difficult to evaluate;
●	We intend to utilize a significant amount of indebtedness in the operation of our business;

●	Our ability to retain our executive officers and other key personnel;

●	Our real estate investments are and will continue to be concentrated in certain markets and in the single-family properties sector of the real estate industry, thus, exposing us to risk concentrations, which, in turn, exposes us to risk caused by seasonal fluctuations in short-term rental demand and downturns in certain markets or in the single-family properties sector;

●	We face significant competition in the short-term rental market for guests, which may limit our ability to rent our properties on favorable terms;

●	The impact of laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm to our business; and

●	Other factors discussed in this report and in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Forward-looking statements may appear throughout this report, including, without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “reAlpha,” “we,” “us,” “our” and the “Company” refer to reAlpha and any and all of our subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes as disclosed in our Prospectus (as defined below). The following discussion contains forward looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report,” of this Quarterly Report on Form 10-Q and the section titled “Risk Factors” in our Prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Business Overview

Our business model is built with technologies for analyzing and acquiring short-term rental properties that meet our investment criteria, which evaluates acquisition investments using our proprietary algorithm (the “Investment Criteria”) for syndication purposes, and which we call “Target Properties.” Once the Target Properties are acquired, they are prepared for rent and listed on short-term rental sites. Our technologies help us not only identify viable short-term rental properties, but also optimize their performance by generating listing descriptions using the surrounding attractions of the location, analyzing guest reviews in the area, and suggesting improvements. Once our technologies are fully developed and ready to be commercialized, we intend to make some of these technologies available for commercial use by other customers on a licensing fee basis, pay-per-use basis or other fee arrangements.

The Company plans to make Target Properties available to investors via the Company’s subsidiary, Roost Enterprises, Inc. (“Rhove”). Rhove, along with Rhove Real Estate 1, LLC, reAlpha Acquisitions Churchill, LLC and future Syndication LLCs (the “Rhove SBU”), will create and manage limited liability companies (each, a “Syndication LLC”) to syndicate one or more of the Target Properties through exempt offerings. Once the Syndication LLCs are in place, Rhove will launch exempted offerings to sell membership interests in such properties to investors, through the purchase of membership interests in the Syndication LLCs, pursuant to Regulation A or Regulation D, each as promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (each, a “Syndication”). To further facilitate the investment process in the Syndication LLCs, the Company is currently working on the reAlpha App (hereafter referred to as the “reAlpha App,” “App” or “app”).

The membership interests will provide an ownership stake in the Syndication LLC and in turn in the Target Properties. We refer to such investors as “Syndicate Members,” who differ significantly to the holders of our common stock. To date, we have not yet developed a secondary trading market for equity interests in our Syndication LLCs. While the potential establishment of such a market is under consideration, no final decision has been made to implement a secondary trading market at this time.

Rights among Syndicate Members may vary among each other depending on the specific terms and conditions agreed to in the offering documents pursuant to which the holder becomes a Syndicate Member. By becoming a Syndicate Member, the holder will not acquire any rights to the Company’s common stock and, therefore, will not be entitled to vote, receive a dividend or exercise any other rights of a stockholder of the Company. Likewise, acquiring shares of common stock of the Company will not provide the stockholders the status of Syndicate Member. Both Syndicate Members and our stockholders will receive the same quarterly financial metric information of our listed properties through the reAlpha App and the reAlpha website, which will also be available to the general public without a login, concurrently with our consolidated quarterly results (as more fully described under the “Segments - Platform Services” section below). Syndicate members that have access to the reAlpha App will only receive personalized financial information respective to their individual holdings in each of our Syndications.

To implement our business model, we plan to acquire the Target Properties through the Rhove SBU that satisfy our Investment Criteria. Then, if needed, we renovate the Target Properties, prepare them for rent, list them on short-term rental sites and arrange for the Target Properties to be managed, internally or through third-parties. We expect that in the future these investors will become Syndicate Members through the purchasing of membership interests in our Syndication LLCs. In addition to managing the property operations, whether internally or through third-parties, we will also manage the financial performance of the asset, such as evaluating if the after-repair value or appreciated value of the property is higher than the purchase price, or whether the property is ready to generate the expected profitability.

Once our business model is fully implemented, we expect that Syndicate Members will hold up to 100% ownership of the Syndication LLC, and we would generate revenue through fees from the reAlpha App. Further, the Company expects that its other technologies, including the reAlphaBRAIN, reAlphaHUMINT, GENA, and future technologies, will generate revenue through licensing fees, usage fees and other fee arrangement methods that the Company will employ to capitalize on its developing technologies and platform.

Segments

We operate in two reportable segments consisting of (i) platform services and (ii) rental business. Our platform services segment offers and develops AI-based products and services to customers in the real-estate industry, while our rental business focuses on purchasing properties for syndication, which process is powered by our platform services technologies. See “Our Business and Properties” and “Note 14 – Segment Reporting” for additional information about our business segments.

(i) Platform Services

We develop our platform services segment technologies to advance our goal to empower retail investor participation in short-term rental properties. We seek to differentiate ourselves from competitors primarily through the integration of AI into our technologies for the real estate industry. We expect that our platform services segment will benefit from the current exponential growth of the AI industry, and we believe that we are well-positioned to take advantage of these current trends due to our early adoption of AI for the development of our technologies.

Our platform services segment technologies include reAlpha BRAINTM, reAlpha App, reAlpha HUMINT and GENA. As of October 31, 2023, we have generated revenue from technical support we are providing to Turnit in connection with myAlphie’s sale. Once our technologies are fully developed and ready to be commercialized, we intend to make some of these technologies available for commercial use by other customers on a licensing fee basis, pay-per-use basis or other fee arrangements.

(ii) Rental Business

To advance our goal to empower retail investor participation in short-term rental properties, we intend to purchase properties identified by our technologies, and syndicate such properties through exempt offerings for investors to purchase membership interests of the Syndicated property through our Syndication LLCs. We believe that our competition in acquiring properties for investment purposes are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be leased or restored and sold, and larger investors, including private equity funds and real estate investments trusts (“REITs”), that are seeking to capitalize on the same market opportunity that we have identified.

The growth in the Sunbelt States, which includes Florida and Texas, gave us the opportunity to focus on those markets for short-term rentals. As such, since inception, we purchased properties in those states exclusively for Syndication purposes. Our rental segment revenue was lower during the year ended April 30, 2023 and quarter ended October 31, 2023, due to the disposition of most of our properties in our targeted geographical markets. The recent disposal of properties is occurring as part of a temporary adjustment, as we are currently in the process of re-evaluating our operations in Texas and Florida. As a result, we have sold four properties in such states, and have listed the fifth property for sale as well, during the three months ended October 31, 2023. As we continue to evaluate our rental business operations and strategy, we expect to not purchase properties until the second quarter of 2024 or later.

Recent Developments

Nasdaq Direct Listing

On October 23, 2023, we completed our direct listing on The Nasdaq Stock Market LLC (“Nasdaq”), pursuant to which we registered for resale up to 4,151,519 shares of our common stock held by certain selling stockholders of the Company.

Certificate of Incorporation and Bylaws Amendment

In connection with the Direct Listing, on April 14, 2023, the board of directors of the Company (the “board of directors”) approved the Second Amended Certificate of Incorporation (the “Certificate of Incorporation”) and Second Amended and Restated Bylaws (the “Bylaws”), which became effective on October 20, 2023.

The Certificate of Incorporation was amended and restated in their entirety to, among other things: (i) increase the number of authorized shares of common stock from 50,000,000 to 200,000,000 shares; (ii) authorize 5,000,000 shares of preferred stock, value $0.001 per share, which may be issued from time to time in one or more series as determined by the board of directors; and (iii) heighten the standards of voting for certain provisions regarding indemnification and application of Section 203 of the DGCL. The Bylaws were amended and restated in its entirety to include certain additional provisions, including indemnification provisions, and to reflect changes in the DGCL and market practices for similarly-situated public companies.

Follow-On Offering

On November 21, 2023, we entered into a placement agency agreement with Maxim Group LLC (“Maxim”), pursuant to which we agreed to sell 1,600,000 units on a best-efforts basis at a price of $5.00 per unit for aggregate gross and net proceeds of $8.0 million and $7.16 million, respectively.  Each unit was comprised of one share and one and a half warrant to purchase one and a half share of common stock, with each warrant being exercisable for a five-year period to purchase an additional share at a price of $5.00, subject to adjustments specified therein (the “Common Warrants”). The securities were issued on November 24, 2023, and were registered pursuant to a Form S-11 registration statement (File No. 333-275604).  Maxim was paid 7% of the gross proceeds from this offering and was also reimbursed $107,500 for its expenses.

Execution of Purchase Agreements to Acquire Naamche, Inc. and Naamche, Inc. Pvt. Ltd.

On December 3, 2023, we entered into a Stock Purchase Agreement, dated as of December 3, 2023 (the “First Purchase Agreement”), by and among us, Naamche, Inc., a Delaware corporation and artificial intelligence (“AI”) studio (“U.S. Naamche”), the selling shareholders of U.S. Naamche identified therein (each a “Seller,” and, collectively, the “Sellers”), and Ramesh Pathak as the representative of the Sellers (the “Sellers’ Representative”), pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of U.S. Naamche not already owned by us (the “First Acquisition”), in exchange for: (i) 225,000 shares (the “Shares”) of the our restricted common stock to be issued to the Sellers within 9 months from the closing date of the Acquisitions (as defined below) (the “Closing Date”), with each Seller receiving a number of Shares based on such Seller’s Relative Share (as defined in the First Purchase Agreement); and (ii) $450,000 in cash, payable to the Sellers in the 3 year period following the Closing Date based on the achievement of specified revenue-based targets (the “Contingent Payments,” and together with the Shares, the “U.S. Naamche Purchase Price”). The Shares will be subject to vesting over a 3 year period commencing from the date of issuance (the “Vesting Period”), provided that the Sellers remain actively involved in the management and operations of Naamche (as defined below) during the Vesting Period. As of the date of execution of the First Purchase Agreement, we owned 25% of the issued and outstanding capital stock of U.S. Naamche.

Concurrently with the execution of the First Purchase Agreement, we also entered into a Stock Purchase Agreement, dated as of December 3, 2023 (the “Second Purchase Agreement,” and together with the First Purchase Agreement, the “Purchase Agreements”), by and among us, Naamche, Inc. Pvt. Ltd., a corporation formed in the country of Nepal (“Nepal Naamche,” and together with U.S. Naamche, “Naamche”), the Sellers and the Sellers’ Representative, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of Nepal Naamche (the “Second Acquisition,” and together with the First Acquisition, the “Acquisitions”), in exchange for $50,000 in cash payable to each Seller based on such Seller’s Relative Share (as defined in the Second Purchase Agreement) (the “Nepal Naamche Purchase Price,” and together with the U.S. Naamche Purchase Price, the “Purchase Price”).

The closing of the Acquisitions is subject to the satisfaction or waiver of certain closing conditions set out in the Purchase Agreements, which with respect to the Second Purchase Agreement, includes the receipt of regulatory approval from the Department of Industries of Nepal for the transactions contemplated by the Second Purchase Purchase Agreement. Furthermore, the closing of the First Acquisition is contingent upon the satisfaction or waiver of all of the closing conditions set out in the Second Purchase Agreement. As a result of the Acquisitions, we will own 100% of the issued and outstanding shares of capital stock of Naamche, and both entities will be our wholly-owned subsidiaries.

In accordance with the Purchase Agreements, we also have the right to set-off any amount owed by the Sellers in connection with the Purchase Agreements, including any Losses (as defined in the Purchase Agreements) for which we are entitled to indemnification, against any amount owed by us to any Seller under the Purchase Agreement (including, but not limited to, any portion of the Purchase Price).

Letter of Intent

On December 13, 2023, we entered into a non-binding letter of intent (the “LOI”) to acquire United Software Group, and certain subsidiaries and affiliates (collectively, “USG”) an Ohio-based privately-held, multi-industry information technology consulting company (the “Acquisition”). Each party is expected to be responsible for its own expenses related to the negotiation and preparation of the definitive agreements and any ancillary documents, together with the completion and closure of the Acquisition. Closing of the Acquisition will be subject to customary closing conditions and potential stockholder approval to the extent required by the Nasdaq Listing Rules. There can be no assurance we will enter into a definitive agreement or closing conditions will be satisfied. Therefore, there can be no assurance the Acquisition will be completed (see “Item 5 – Disclosure Pursuant to Item 8.01 of Current Report on Form 8-K – Other Events – Letter of Intent” for more information about the LOI).

Results of Operations

Pursuant to the merger (the “Downstream Merger”) between reAlpha Tech Corp. (the “Former Parent”) and reAlpha Asset Management, Inc. (the “Former Subsidiary”), our Former Parent merged with and into the Former Subsidiary, with the Company surviving the Downstream Merger. Because the Company acquired the Former Parent’s assets and liabilities upon consummation of the merger, the Former Parent’s financials became a part of the consolidated financial statements of the Company. As a result, the financial statements included in this report and discussed herein reflect the operating results of both our Former Parent and the Company prior to March 21, 2023, which was the date on which the Downstream Merger closed, and our combined results, including those of the Former Parent, following the Downstream Merger closing date.

Three months ended October 31, 2023, compared to three months ended October 31, 2022

	For the Three Months Ended
	October 31, 2023	October 31, 2022
	(unaudited)	(unaudited)

Revenues	$33,459	$110,624
Cost of revenues	30,360	83,771
Gross Profit	3,099	26,853
Operating Expenses
Wages, benefits and payroll taxes	265,099	298,326
Repairs and maintenance	24,663	4,776
Utilities	4,551	8,244
Travel	15,208	23,919
Dues and subscriptions	8,100	25,894
Marketing and advertising	43,213	402,359
Professional and legal fees	3,680,488	485,307
Depreciation and amortization	7,863	36,736
Other operating expenses	144,222	229,140
Total operating expenses	4,193,407	1,514,701
Operating Loss	(4,190,308)	(1,487,848)

Other Income (Expense)
Interest income	277	93
Other income	-	2,660
Interest expense	(22,075)	(40,701)
Other expense	(40,760)	(32,045)
Total other income (expense)	(62,558)	(69,993)

Net (Loss) Income	(4,252,866)	(1,557,841)

Less: Net Income (Loss) Attributable to Non-Controlling Interests	13	46

Net (Loss) Income Attributable to Controlling Interests	$(4,252,879)	$(1,557,887)

Revenues. Revenue was $33,459 for the three months ended October 31, 2023 compared to $110,624 for the three months ended October 31, 2022. Our revenues consist of both the short-term rental revenue that we receive from our listed properties, and platform services income that we receive from our technologies. This decrease in revenues is mainly attributed to lower rental income segment due to the disposal of four properties during the three months ended October 31, 2023, and lower platform services segment revenue compared to the three months ended October 31, 2022 as a result of the sale of myAlphie.

Cost of Revenues. The cost of revenues was $30,360 for the three months ended October 31, 2023, compared to $83,771 for the three months ended October 31, 2022. Cost of revenue consists of payments for property management fees of listed properties and associated payment processing fees to Stripe, which is a payment platform. Previously, cost of revenues also included payments to vendors for work completed through myAlphie. The decrease in cost of revenues is mainly attributed to no longer incurring costs to these vendors after the sale of myAlphie.

Repairs and Maintenance. Repairs and maintenance were $24,663 for the three months ended October 31, 2023, compared to $4,776 for the three months ended October 31, 2022. This increase in repair and maintenance expenses for the three months ended October 31, 2023, is attributable to major repair work undertaken in some of the properties to prepare them for sale.

Marketing and Advertising. Marketing and advertising expenses were $43,213 for the three months ended October 31, 2023, compared to $402,359 for the three months ended October 31, 2022. The significant decrease in expenses is mainly attributed to the closure of the Regulation A campaign on January 19, 2023.

Professional and Legal Fees. Professional and legal fees were $3,680,488 for the three months ended October 31, 2023, compared to $485,307 for the three months ended October 31, 2022. This increase is mainly attributed to general legal advisory and professional services incurred in connection with our direct listing on Nasdaq, which primarily consists of 304,529 shares of our common stock issued for services rendered in connection with our direct listing on Nasdaq at an aggregate fair market value of approximately $3.05 million.

Depreciation and Amortization. Depreciation and amortization were $7,863 for the three months ended October 31, 2023, compared to $36,736 for the three months ended October 31, 2022. The lower depreciation and amortization costs are attributable to the recent property sales during the three months ended October 31, 2023.

Other Operating Expenses. Other expenses were $144,222 for the three months ended October 31, 2023, compared to $229,140 for the three months ended October 31, 2022. Other operating expenses mainly consist of property and employee insurance, homeowners’ association expenses, expenses related to sale of properties, such as commissions, title charges, employee recruitment expenses, employee training and skill development, and other associated costs. The overall decrease is mainly attributed to lower expenses related to properties after the recent sale of properties.

Interest Expense. Interest expense was $22,075 for the three months ended October 31, 2023, compared to $40,701 for the three months ended October 31, 2022. This decrease in interest expense is attributable to repayments of mortgage loans after the sale of certain properties.

Net Loss. Net loss was $4,252,879 for the three months ended October 31, 2023, compared to a net loss of $1,557,887 for the three months ended October 31, 2022. The net loss increase is mainly attributable to the increase in general legal advisory and professional services incurred in connection with our direct listing on Nasdaq, which primarily consists of 304,529 shares of our common stock issued for services rendered in connection with our direct listing on Nasdaq at an aggregate fair market value of approximately $3.05 million, which we believe is a non-recurring expense.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the quarter ended October 31, 2023 compared to the quarter ended October 31, 2022. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this report.

Platform Services

	2023	2022	Change in $	Change in %
Total revenue	$30,360	$77,302	$(46,942)	(61)%
Cost of revenues	(30,360)	(76,773)	46,413	(60)%
Operating expenses	-	-	-	-
Segment earnings (loss)	$-	$529	$(529)	(100)%

Revenues. Revenues for the platform services segment were $30,360 for the three months ended October 31, 2023, compared to $77,302 for the three months ended October 31, 2022. This difference is attributable to the fact that the myAlphie platform was sold and we have not generated other platform services revenue, except for providing support to Turnit during the transition period after the sale of myAlphie.

Cost of revenues. Cost of revenues for the platform services segment was $30,360 for the three months ended October 31, 2023, compared to $76,773 for the three months ended October 31, 2022. As a result of the sale of myAlphie, the cost of revenues in the platform services segment now consists only of costs incurred in connection with the technical support services provided to Turnit. The decrease in the cost of revenues is mainly attributable to The Company no longer incurring any payments to vendors previously associated with myAlphie’s platform.

Segment earnings. Platform service segment earnings was $0 for the three months ended October 31, 2023, compared to segment earnings of $529 for the three months ended October 31, 2022. This decrease was mainly attributed to the sale of the myAlphie platform.

Rental Business

	2023	2022	Change in $	Change in %
Total revenue	$3,099	$33,322	$(30,223)	(91)%
Cost of revenues	-	(6,998)	6,998	(100)%
Operating expenses	(1,148,117)	(1,514,701)	366,584	(24)%
Segment earnings (loss)	$(1,145,018)	$(1,488,377)	$343,359	(23)%

Revenues. Revenues for the rental business segment were $3,099 for the three months ended October 31, 2023, compared to $33,322 for the quarter ended October 31, 2022. This decline can be attributed to a reduction in the number of listed properties compared to the quarter ended October 31, 2022. The recent disposal of properties is occurring as part of a temporary adjustment, as we are currently in the process of re-evaluating our operations in Texas and Florida. As a result, we sold four of the five properties we previously held in those markets, and have listed the fifth property located in Texas for sale as well.

Cost of revenues. Cost of revenues for the rental business segment was $0 for the three months ended October 31, 2023, compared to $6,998 for the three months ended October 31, 2022. This difference is attributed to the decrease in the number of properties listed, which decreased the associated costs of maintaining those properties.

Operating expenses. Operating expenses of the rental business segment was $1,148,117 for the three months ended October 31, 2023, compared to $1,514,701 for the three months ended October 31, 2022. This decrease is mainly attributed to a reduction in expenses for marketing and advertising, general legal advisory, and professional services.

Segment loss. Segment loss was $1,145,018 for the three months ended October 31, 2023, compared to $1,488,377 for the three months ended October 31, 2022. This decrease is mainly attributable to a reduction in expenses for marketing and advertising, general legal advisory, and professional services.

Six months ended October 31, 2023, compared to six months ended October 31, 2022

	For the Six Months Ended
	October 31, 2023	October 31, 2022
	(unaudited)	(unaudited)

Revenues	$101,180	$199,497
Cost of revenues	74,554	151,413
Gross Profit	26,626	48,084
Operating Expenses
Wages, benefits and payroll taxes	517,145	566,503
Repairs and maintenance	48,893	11,357
Utilities	11,453	21,285
Travel	25,229	38,078
Dues and subscriptions	17,827	46,750
Marketing and advertising	95,842	582,427
Professional and legal fees	3,876,300	936,825
Depreciation and amortization	29,176	73,738
Other operating expenses	192,569	150,937
Total operating expenses	4,814,434	2,427,900
Operating Loss	(4,787,808)	(2,379,816)

Other Income (Expense)
Interest income	321	157
Other income	525	2,660
Gain on sale of myAlphie	5,502,774	-
Interest expense	(67,588)	(84,468)
Other expense	(57,946)	(64,716)
Total other income (expense)	5,378,086	(146,367)

Net (Loss) Income	590,278	(2,526,183)

Less: Net Income (Loss) Attributable to Non-Controlling Interests	150	500

Net (Loss) Income Attributable to Controlling Interests	$590,128	$(2,526,683)

Revenues. Revenue was $101,180 for the six months ended October 31, 2023 compared to $199,497 for the six months ended October 31, 2022. Our revenues consist of short-term rental revenue that we receive from our listed properties, and platform services income that we receive from our technologies. This decrease in revenues is mainly attributed to lower platform services segment income due to the sale of myAlphie, and lower short-term rental revenues as a result of the disposal of properties located in Texas and Florida.

Cost of Revenues. The cost of revenues was $74,554 for the six months ended October 31, 2023, compared to $151,413 for the six months ended October 31, 2022. This consists of payments for property management fees of listed properties as well as payments to vendors for work completed through myAlphie and associated payment processing fees to Stripe. Previously, cost of revenues also included payments to vendors for work completed through myAlphie. The decrease in cost of revenues is mainly attributed to incurring lower costs to these vendors after the sale of myAlphie.

Repairs and Maintenance. Repairs and maintenance were $48,893 for the six months ended October 31, 2023, compared to $11,357 for the six months ended October 31, 2022. This increase in repair and maintenance expenses for the six months ended October 31, 2023, is attributable to major repair work undertaken in some of the properties to prepare them for sale.

Dues and Subscriptions. Dues and subscriptions were $17,827 for the six months ended October 31, 2023, compared to $46,750 for the six months ended October 31, 2022. This decrease is mainly attributable to the cancellation of software being used in connection with the Regulation A campaign that we no longer needed after the close of the campaign as of January 19, 2023.

Marketing and Advertising. Marketing and advertising expenses were $95,842 for the six months ended October 31, 2023, compared to $582,427 for the six months ended October 31, 2022. The significant decrease in expenses is mainly attributable to the closure of the Regulation A campaign on January 19, 2023.

Professional and Legal Fees. Professional and legal fees were $3,876,300 for the six months ended October 31, 2023, compared to $936,825 for the six months ended October 31, 2022. This increase is mainly due to general legal advisory and professional services incurred in connection with our direct listing on Nasdaq, which primarily consists of 304,529 shares of our common stock issued for services rendered in connection with our direct listing on Nasdaq at an aggregate fair market value of approximately $3.05 million.

Depreciation and Amortization. Depreciation and amortization were $29,176 for the six months ended October 31, 2023, compared to $73,738 for the six months ended October 31, 2022. This decrease in depreciation and amortization costs is attributable to recent property sales during the six months ended October 31, 2023.

Other Operating Expenses. Other expenses were $192,569 for the six months ended October 31, 2023, compared to $150,937 for the six months ended October 31, 2022. Operating expenses mainly consists of property and employee insurance, homeowners’ association expenses, expenses related to sale of properties, such as commissions, title charges, employee recruitment expenses, employee training and skill development, and other associated costs. This increase during the six months ended October 31, 2023 is mainly attributable to an increase in expenses related to sale of properties.

Gain on Sale of myAlphie. Gain on sale of myAlphie was $5,502,774 for the six months ended October 31, 2023, compared to $0 for the six months ended October 31, 2022. This increase is attributable to the sale of the myAlphie platform. This increase may not reflect our current business and may be abnormally high for this period.

Interest Expense. Interest expense was $67,588 for the six months ended October 31, 2023, compared to $84,468 for the six months ended October 31, 2022. This decrease in interest expense is attributable to repayments of mortgage loans upon the sale of certain properties.

Net Income (Loss). Net income was $590,128 for the six months ended October 31, 2023, compared to a net loss of $2,526,683 for the six months ended October 31, 2022. The reason for this significant increase in our net income is mainly attributable to the gain on sale of myAlphie, as described above. This increase in net income may not reflect our current business and may be abnormally high for this period.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the six months ended October 31, 2023 compared to the six months ended October 31, 2022. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this report.

Platform Services

	2023	2022	Change in $	Change in %
Total revenue	$78,518	$139,708	$(61,190)	(44)%
Cost of revenues	(73,269)	(138,862)	65,593	(47)%
Operating expenses	-	-	-	-
Segment earnings (loss)	$5,249	$846	$4,403	520%

Revenues. Revenues for the platform services segment was $78,518 for the six months ended October 31, 2023, compared to $139,708 for the six months ended October 31, 2022. This difference is attributable to the sale of myAlphie. We have not generated other platform services revenue, except for providing technical support to Turnit during the transition period after the sale of myAlphie.

Cost of revenues. Cost of revenues for the platform services segment was $73,269 for the six months ended October 31, 2023, compared to $138,862 for the six months ended October 31, 2022. As a result of the sale of myAlphie, cost of revenues in the platform services segment now consists only of costs incurred in connection with the technical support services provided to Turnit. The decrease in the cost of revenues is mainly attributable to a reduction of payments to vendors previously associated with myAlphie’s platform before the sale.

Segment earnings. Segment earnings were $5,249 for the six months ended October 31, 2023, compared to $846 for the six months ended October 31, 2022. This increase is mainly attributed to the growth in the platform services revenue before the sale of myAlphie.

Rental Business

	2023	2022	Change in $	Change in %
Total revenue	$22,662	$59,789	$(37,127)	(62)%
Cost of revenues	(1,285)	(12,551)	11,266	(90)%
Operating expenses	(1,769,144)	(2,427,900)	658,756	(27)%
Segment earnings (loss)	$(1,747,767)	$(2,380,662)	$632,895	(27)%

Revenues. Revenues for the rental business segment were $22,662 for the six months ended October 31, 2023, compared to $59,789 for the six months ended October 31, 2022. This decrease is attributable to a decrease in the number of properties listed compared to the six months ended October 31, 2022. The recent disposal of properties is occurring as part of a temporary adjustment, as we are currently in the process of re-evaluating our operations in Texas and Florida and are selling a significant portion of the properties we previously held in those markets and have listed the fifth property located in Texas for sale as well.

Cost of revenues. Cost of revenues for the rental business segment was $1,285 for the six months ended October 31, 2023, compared to $12,551 for the six months ended October 31, 2022. This difference is attributed to the decrease in the number of properties listed, which decreased the associated costs of maintaining those properties.

Operating expenses. Operating expenses for the rental business segment was $1,769,144 for the six months ended October 31, 2023 compared to $2,427,900 for the six months ended October 31, 2022. This decrease is mainly attributable to expenses for marketing and advertising, general legal advisory and professional services.

Segment loss. Segment loss was $1,747,767 for the six months ended October 31, 2023, compared to $2,380,662 for the six months ended October 31, 2022. This decrease is mainly attributable to reduction in expenses for marketing and advertising, general legal advisory, and professional services.

The following table provides a concise overview of properties that have been sold. This includes the reasons they are no longer listed, the dates of their acquisition, and the dates when they ceased contributing to revenues and/or expenses:

Property	Date of Acquisition	Date of Disposition	Reason for Unlisting	Date On Which Property No Longer Contributed to Revenue and Expenses
2540 Hamlet Lane	4/15/2022	8/15/2023	Sale of Property	7/31/23
790 Pebble Beach Drive	2/11/2022	9/7/2023	Sale of Property	8/31/23
612 Jasmine Lane	2/11/2022	10/16/2023	Sale of Property	10/01/23
7676 Amazonas Street	2/11/2022	10/11/2023	Sale of Property	10/11/23

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP (“GAAP”), we believe “Adjusted EBITDA,” a “non-GAAP financial measure”, as such term is defined under the rules of the SEC, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA may be helpful to investors because it provides consistency and comparability with past financial performance. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

We reconcile our non-GAAP financial measure of Adjusted EBITDA to our net income, adjusted to exclude interest expense, provision for (benefit from) income taxes, depreciation and amortization, non-recurring acquisition-related compensation expenses, non-recurring direct listing expenses, unrealized gain or loss on foreign exchange, non-recurring legal reserves and related costs and non-recurring gains. For the three months ended October 31, 2023 and October 31, 2022, we did not have any restructuring expenses and non-recurring acquisition-related compensation expenses.

The following table provides a reconciliation of net income to Adjusted EBITDA:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2023	2022	2023	2022
Net (Loss) Income	$(4,252,879)	$(1,557,887)	$590,128	$(2,526,683)
Adjusted to exclude the following	-	-	-	-
Depreciation & amortization	7,863	36,736	29,176	73,738
Interest Expense	22,075	40,701	67,588	84,468
Gain on Sale of myAlphie	-	-	(5,502,774)	-
Non-recurring direct listing expenses(1)	3,596,056	-	-	-
Adjusted EBITDA	$(626,885)	$(1,480,450)	$(4,815,882)	$(2,368,477)

(1)	Consists of (ii) 304,529 shares of our common stock issued for services rendered in connection with our direct listing on Nasdaq at an aggregate fair market value of approximately $3.05 million, and (ii) cash payments of approximately $550,000.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt services, acquisitions, contractual obligations, and other commitments. As of the date of this report, we have yet to generate meaningful revenue from our business operations and have funded acquisitions, capital expenditure, and working capital requirements through equity and debt financing.

We had cash of $605,337 as of October 31, 2023 and $1,256,868 as of April 30, 2023.

On November 21, 2023, we entered into a placement agency agreement with Maxim Group LLC (“Maxim”) and a securities purchase agreement for the purposes of completing a best-efforts financing with Maxim resulting in the issuance of 1,600,000 shares of common stock and warrants to purchase common stock at an exercise price of $5.00 per share, subject to adjustments. As a result of this offering, we raised aggregate gross and net proceeds of $8.0 million and $7.6 million, respectively. We anticipate that, following this most recent public offering, we may require additional working capital in the next 12 months to finance our growth through potential acquisitions and to fund our operations.

As of October 31, 2023, pursuant to the GEM Agreement (as defined below), we can issue and sell to GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) up to an aggregate value of $100 million in shares of our common stock pursuant to draw down notices in accordance with the GEM Agreement. At this time, we do not intend to draw down on the GEM Agreement, but we will continuously evaluate our cash on hand position and business operations needs going forward. We, in our sole discretion, may draw down from the GEM Agreement in the future as our business operations evolve and more working capital to fund operations is needed.

We believe the likelihood that any warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $371.90 per share, in the case of the GEM Warrants, we believe holders of the GEM Warrants will be unlikely to exercise them. On December 14, 2023, the closing price of the Company’s common stock was $2.25 per share.

Our liquidity and capital resources are critical to our ability to execute our business plan and achieve our strategic objectives. Accordingly, to the extent that we may need to raise additional working capital to fund operations, we will need to secure additional financing. The timing, size, and terms of any such offering have not yet been determined. To the extent that the Company requires additional funds more than 12 months from the date hereof, and collections from our short-term rentals and technologies, to the extent commercialized, cannot fund our needs, the Company may utilize equity or debt offerings to raise these funds. We cannot provide any assurance that we will be able to raise additional funds on acceptable terms, if at all. Our ability to raise additional capital will depend on various factors, including market conditions, investor demand, and our financial performance.

Further, the cost of capital and historically high-interest rates can have a direct impact on the volume of real estate acquisitions the company plans to complete. Economic environments yielding higher interest rates with more stringent debt terms such as today’s market environment require larger equity commitments. This means that, as larger equity commitments are required, we will have less leverage and will have fewer acquisitions overall.

Our business model requires significant capital expenditures to build and maintain the infrastructure and technology required to support our operations. In addition, we may incur additional costs associated with research and development of new products and services, expansion into new markets or geographies, and general corporate overhead. As a result, we may require additional financing in the future to fund these initiatives, which may include additional equity or debt financing or strategic partnerships. We currently do not have any commitments or arrangements for additional financing, and there can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. If we are unable to obtain additional financing when required, we may be forced to reduce the scope of our operations, delay the launch of new products or services, or take other actions that could adversely affect our business, financial condition, and results of operations. We may also be required to seek additional financing on terms that are unfavorable to us, which could result in the dilution of our stockholders’ ownership interests or the imposition of burdensome terms and restrictions.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six-month period
Particulars	October 31, 2023	October 31, 2022
Net cash used in operating activities	$(1,169,470)	$(1,646,283)
Net cash provided by investing activities	$504,633	$132,514
Net cash provided by financing activities	$13,329	$170,215

Cash flows from operating activities

Net cash used in operating activities was $1,169,470 for the six months ended October 31, 2023, compared to $1,646,283 for the six months ended October 31, 2022. The difference in net cash flows from operating activities was mainly attributable to the gain on sale of myAlphie and the decrease of prepaid expenses.

Cash flows from investing activities

Net cash provided by investing activities was $504,633 for the six months ended October 31, 2023, compared to $132,514 for the six months Ended October 31, 2022. This difference in cash flows from investing activities is mainly attributable to an increase in proceeds from the sale of properties and software development capitalization.

Cash flows from financing activities

Net cash provided by financing activities was $13,329 for the six months ended October 31, 2023, compared to $170,215 for the six months ended October 31, 2023. The difference in cash flows from financing activities is mainly attributable to the closing of the Regulation A offering on January 19, 2023.

Contractual and Obligations and Commitments

Our contractual obligations as of October 31, 2023, include existing mortgage loans of the 1 property currently owned by the Company.

Properties	City & State	Mortgage Loan Amount	Interest Rate	Maturity
825 Austrian	Grand Prairie, Texas	$247,000	7.50%	1/01/2053
Total		$247,000

We have no off-balance sheet arrangements, including arrangements that would affect the liquidity, capital resources, market risk support, and credit risk support, or other benefits.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation of our disclosure controls and procedures as of October 31, 2023, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Parent Company Litigation

On December 27, 2021, Ms. Valentina Isakina, a board advisor of our Former Parent (as defined above), filed a lawsuit in the United States District Court for the Southern District of Ohio (the “Court”) against the Former Parent in connection with her termination package. After three months of service, the Former Parent discontinued her services as she was not the right fit for the Former Parent’s needs. We contended that pursuant to the terms of her employment agreement, she was offered 12,500 shares of reAlpha Tech Corp., to vest over a period of time, however, she never accepted the shares. Ms. Isakina, on the other hand, contends she is owed up to 5% from reAlpha Tech Corp. in connection with an alleged agreement to serve on the board of directors. reAlpha Tech Corp. denied the existence of such agreement.

On November 3, 2023, an order was served by the Court in connection with this proceeding (the “Court Order”). The Court Order granted summary judgment against Ms. Isakina and in favor of the Company, regarding Ms. Isakina’s claims of relief, including breach of contract claims, promissory estoppel and unjust enrichment. On November 16, 2023, Ms. Isakina filed an appeal, which was subsequently dismissed by the United States Court of Appeals for the Sixth Circuit on December 7, 2023.

India Proceeding Involving Giri Devanur

In 2006, Mr. Devanur became the CEO of an India-based company named Gandhi City Research Park, Private Limited (“Gandhi City Research Park”). Gandhi City Research Park was liquidated as a result of the Lehman Brothers collapse in 2009. In 2010, an investor in Gandhi City Research Park filed a fraud complaint with the Cubbon Park Police Station in Bengaluru, India, against, among others, Mr. Devanur. In 2014, the Cubbon Park Police dismissed all claims. Subsequently, in 2015 the investor appealed the Cubbon Park Police’s decision before the Lower Court. In November 2018, the Lower Court issued a criminal summons against, among others, Mr. Devanur. Mr. Devanur petitioned the High Court to quash the summons. By order dated March 27, 2023, the High Court granted Mr. Devanur’s petition and ordered the Lower Court to reconsider the investor’s appeal. On August 3, 2023, the Lower Court decided to uphold the Cubbon Park Police’s decision and close the criminal case against Mr. Devanur. On December 4, 2023, Mr. Devanur received a petition to challenge the Lower Court’s order to uphold the Cubbon Park Police’s decision and close Mr. Devanur’s criminal case. We intend to vigorously contest this petition.

Ohio Department of Commerce’s Division of Securities Cease and Desist Order

On May 2, 2022, we received a subpoena duces tecum and requests for depositions of three senior managers of the Company from the Ohio Department of Commerce’s Division of Securities (the “ODS”), all related to the Company’s Regulation A securities offering in the State of Ohio, and based on Ohio Revised Code1707.23. The depositions were taken in July 2022. The ODS did not assert any securities violations by the Company other than a late notice filing for its offering.

On August 31, 2023, the ODS issued a Cease & Desist Order (the “Division Order”) to us, and we entered into a Consent Agreement with the ODS (the “Consent Agreement”), following an investigation by the ODS into whether we engaged in acts or practices that violated the Ohio Securities Act, Chapter 1707 of the Ohio Revised Code.

Pursuant to the Consent Agreement, we did consent, stipulate, admit, and agree to the findings, conclusions and order set forth in the Division Order and that nothing in the Division Order or the Consent Agreement impedes, prohibits, interferes with, or infringes upon the lawful rights, if any, including but not limited to private rights of action, if any, possessed by our individual investors.

Under the terms of the Division Order, pursuant to Revised Code Chapter 1707.23, we will cease and desist from the acts and practices as described in the Division Order which constitute a violation of Chapter 1707 of the Ohio Revised Code, which include selling or causing to be sold securities that were not properly registered with the ODS and that were not exempt from registration. The Division Order and Consent Agreement do not impact our ability to conduct future exempt offerings.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described under the “Risk Factors” section of our final prospectus dated October 23, 2023, filed with the SEC pursuant to Rule 424(b)(4) (the “Prospectus”) under the Securities Act, and the risk factors included in the reports and other documents we filed with the SEC subsequent to that date. There are no material changes from the risk factors set forth in the Prospectus or such prior filings, except as set forth below.

The market price and trading volume of our common stock may continue to be highly volatile, which could lead to a loss of all or part of a stockholder’s investment.

The market price of our common stock has fluctuated widely since our common stock began trading on October 23, 2023 on Nasdaq. Further, the stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small-cap companies. These fluctuations have often been unrelated to the operating results of such companies and in recent times have been exacerbated by investors’ concerns stemming from the COVID-19 pandemic, geopolitical issues and changes in macroeconomic conditions. Factors that may affect the volatility of our stock price include the following:

●	anticipated or actual fluctuations in our quarterly or annual operating results;

●	fluctuations in interest rates;

●	our success, or lack of success, in developing and marketing our products and services;

●	terrorist attacks, natural disasters and the effects of climate change, regional and global conflicts, sanctions, laws and regulations that prohibit or limit operations in certain jurisdictions, public health crises (such as the COVID-19 pandemic) or other such events impacting countries where we have operations;

●	changes in macroeconomic conditions, including inflationary pressures;

●	changes in financial estimates by us or of securities or industry analysts;

●	the issuance of new or updated research reports by securities or industry analysts

●	the announcement of new products, services, or technological innovations by us or our competitors;

●	the announcement of new customers, partners or suppliers;

●	the ability to collect our outstanding accounts receivable;

●	changes in our executive leadership;

●	regulatory developments in our industry affecting us, our customers or our competitors;

●	competition;

●	actual or purported “short squeeze” trading activity; and

●	the sale or attempted sale of a large amount of common stock, including sales of common stock following exercises of outstanding warrants.

In addition, the market price and trading volume of our common stock has, since our listing on Nasdaq, and may continue to exhibit, extreme volatility, including within a single trading day. Such volatility could cause purchasers of our common stock to incur substantial losses. For example, on October 23, 2023, the day we began trading on Nasdaq, the trading price of our common stock ranged from an intra-day high of $575.41 to an intra-day low of $23.01, on trading volume of approximately 32.2 thousand shares, and on December 14, 2023, the closing price of our common stock was $2.28, and the trading price of our common stock ranged from an intra-day high of $2.50 to an intra-day low of $2.18, on trading volume of approximately 435,572 shares. With respect to these such instances of trading volatility, including on October 23, 2023, we are not aware of any material changes in our financial condition or results of operations that would explain such price volatility or trading volume, which we believe reflect market and trading dynamics unrelated to our operating business or prospects and outside of our control. We are thus unable to predict when such instances of trading volatility will occur or how long such dynamics may last. Under these circumstances, we would caution you against investing in our common stock unless you are prepared to incur the risk of incurring substantial losses.

A proportion of our common stock may be traded by short sellers which may put pressure on the supply and demand for our common stock, creating further price volatility. In particular, a possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to sudden extreme price volatility in our common stock. Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common stock to cover their short position. This is often referred to as a “short squeeze.” Following such a short squeeze, once investors purchase the shares necessary to cover their short position, the price of our common stock may rapidly decline. A short squeeze could lead to volatile price movements in our shares that are not directly correlated to the performance or prospects of our company and could cause purchasers of our common stock to incur substantial losses.

Further, stockholders may institute securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

The Common Warrants contain “full ratchet” anti-dilution provisions, which may result in a greater number of common stock issued upon exercise of the Common Warrants than if the Common Warrants were exercised at the exercise price in effect at the time of this offering.

The Common Warrants issued in connection with our recent public offering of securities (see “Recent Developments – Follow-On Offering” section above) contain “full ratchet” anti-dilution provisions. If in the future, while any of the Common Warrants are outstanding, we issue securities at an effective purchase price per common stock that is less than the applicable exercise price of the Common Warrants as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Common Warrants, to further reduce the relevant exercise price, subject to a floor price of $1.44, which will result in a greater number of common stock being issuable upon the exercise of the Common Warrants, which in turn will have a greater dilutive effect on our stockholders. The potential for such additional issuances may depress the price of common stock regardless of our business performance. We may find it more difficult to raise additional equity capital while any of the Common Warrants are outstanding.

Price protection provisions attached to our GEM Warrants issued on October 23, 2023, reduced the amount of capital we will receive upon exercise of such GEM Warrants and may also result in dilution to our stockholders.

On October 23, 2023, in connection with our direct listing on Nasdaq, we issued five-year warrants to purchase up to 1,700,884 shares of our common stock, at an exercise price of $406.67 per share, to GEM Yield Bahamas Limited in accordance with that certain Share Purchase Agreement (the “GEM Agreement”), dated December 1, 2022, between us and GEM (as defined above) (the “GEM Warrants”). Pursuant to the terms of the GEM Warrants, the exercise price of such warrants was reset to $371.90 (the “Adjusted Exercise Price”) on the date of the closing of our recent public offering and shall be further subject to adjustment as provided in the GEM Warrants. The exercise price of the GEM Warrants is further subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock; upon issuance of additional common stock or common stock equivalents, as determined by a formula set forth in the GEM Warrants; and upon the anniversary of the GEM Warrants’ issuance. Holders of GEM Warrants are entitled to exercise their GEM Warrants at the Adjusted Exercise Price.

We may incur penalties under the Registration Rights Agreement, which may materially affect our results of operations.

In connection with the GEM Agreement, we entered into a Registration Rights Agreement with GEM on December 1, 2022 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company has to file a registration statement for the resale of the shares of common stock issued to GEM under the GEM Agreement (the “GEM Registration Statement”) on the 30th calendar day after the Listing Date (as defined above) (the “Filing Deadline”). In connection with our recent public offering, we entered into a Securities Purchase Agreement on November 21, 2023, between us and the investors signatory thereto, pursuant to which, we cannot file publicly the GEM Registration Statement for a period of 14 days after the closing date of this offering.

In accordance with the Registration Rights Agreement, we may be subject to a penalty of $10,000 for each day following the Filing Deadline until the GEM Registration Statement has been filed with the Securities and Exchange Commission. Incurring these penalties may adversely affect our business, results of operations and financial condition and limit cash available for other business purposes in order to comply with the Registration Rights Agreement.

We may not obtain the necessary regulatory approvals or satisfy all of the closing conditions to complete the Acquisitions.

The completion of the Acquisitions (as defined above) is subject to satisfaction or waiver of certain closing conditions set out in the Purchase Agreements (as defined above), which with respect to the Second Purchase Agreement (as defined above), includes the receipt of regulatory approval from the Department of Industries of Nepal for the transactions contemplated by the Second Purchase Agreement. Furthermore, the closing of the First Acquisition is contingent upon the satisfaction or waiver of all of the closing conditions set out in the Second Purchase Agreement.

There can be no assurance that the Acquisitions will be completed as described, and whether we will obtain the required regulatory approval from the Department of Industries of Nepal. In the event we do not complete the Acquisitions, we will have incurred significant amount of professional and legal fees and expenses without adding any value or benefit to us or our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Item 2.02 of Current Report on Form 8-K – Results of Operations and Financial Condition.

On December 15, 2023, we issued a press release regarding its financial results for the quarter ended October 31, 2023. A copy of the press release is furnished as Exhibit 99.1 to this report.

We are making reference to non-GAAP financial information in the press release. A reconciliation of GAAP to non-GAAP results is provided in the attached Exhibit 99.1 press release.

The information furnished pursuant to Item 2.02, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Disclosure Pursuant to Item 5.03 of Current Report on Form 8-K – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On December 12, 2023, our board of directors approved a change to the Company’s fiscal year end from April 30 to December 31, effective as of December 31, 2023. Accordingly, the new fiscal year will begin on January 1st and end on December 31st. To effectuate the change, we will use an eight-month transition period from May 1, 2023, to December 31, 2023, and we intend to file a transition report on Form 10-K with the SEC covering the eight-month transition period.

The press release attached to this report as Exhibit 99.1 also includes the announcement regarding the change of fiscal year from April 30 to December 31.

Disclosure Pursuant to Item 8.01 of Current Report on Form 8-K – Other Events.

Letter of Intent

On December 13, 2023, we entered into a letter of intent (the “LOI”) to acquire United Software Group, and certain subsidiaries and affiliates (collectively, “USG”) an Ohio-based privately-held, multi-industry information technology consulting company (the “Acquisition”), pursuant to which, we intend to purchase USG for an aggregate purchase price of up to $40,000,000, payable as follows: (i) $11,700,000 in cash at closing; (ii) $16,700,000 in shares of our common stock, at an initial value of $10 per share, subject to adjustments based on the common stock’s performance 18 months after closing; and (iii) an additional $11,600,000 in cash, subject to performance based earn-out measures set forth in the LOI.

The LOI imposes a 60-day exclusivity period wherein USG is not permitted to entertain, consider, solicit or accept any offers from any third party with respect to the sale of USG and its business (the “Exclusivity Period”). The LOI also provides for a termination fee in the amount of $150,000, which is payable by us in the event that we breach our due diligence obligations under the LOI, and payable by USG if it breaches the Exclusivity Period provision (the “Termination Fee”). The Termination Fee will also be payable if the Acquisition does not close for reasons yet to be determined, which will be included in the definitive agreement once finalized. Other than the exclusivity period and the Termination Fee, the LOI is non-binding and contains customary confidentiality provisions for this type of LOI.

Each party is expected to be responsible for its own expenses related to the negotiation and preparation of the definitive agreements and any ancillary documents, together with the completion and closure of the Acquisition.

Closing of the Acquisition will be subject to customary closing conditions and potential stockholder approval to the extent required by the Nasdaq Listing Rules. As an additional condition to closing, we will have to enter into employment agreements with Anju Vallabhaneni and Aruna Vallabhaneni, the Chief Executive Officer and President of USG. There can be no assurance we will enter into a definitive agreement or closing conditions will be satisfied. Therefore, there can be no assurance the Acquisition will be completed.

The foregoing summary of the material terms of the non-binding LOI is not complete and is qualified in its entirety by reference to the text thereof, as applicable, a copy of which is filed herewith as Exhibit 99.2 and the terms of which are incorporated herein by reference to this report.

ITEM 6. EXHIBITS

Exhibit
Number	Document

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-11 filed with the U.S. Securities and Exchange Commission on August 8, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form S-11 filed with the U.S. Securities and Exchange Commission on August 8, 2023).
10.1	Ohio Division of Securities Cease & Desist Order with Consent Agreement (incorporated by reference from Exhibit 6.10 to the Form 1-U filed with the U.S. Securities and Exchange Commission on August 31, 2023).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1**	Press Release, dated December 15, 2023.
99.2*+	Letter of Intent, dated December 13, 2023.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: December 18, 2023	By:	/s/ Giri Devanur
Giri Devanur
Chief Executive Officer
(Principal Executive Officer)

Date: December 18, 2023	By:	/s/ Michael J. Logozzo
Michael J. Logozzo
Chief Financial Officer (Principal Financial and Accounting Officer)