Form 10-KT
period 2023-12-31
reAlpha Tech Corp.
filed 2024-03-12
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2023 to December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no public market for the Registrant’s common stock. The Registrant’s common stock began trading on the Nasdaq Capital Market on October 23, 2023. The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the Nasdaq Capital Market on March 7, 2024, was approximately $13,249,693.

As of March 7, 2024, the registrant has 44,122,091 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Transition Report on Form 10-KT, or this “report,” contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	We are employing a business model with a limited track record, which makes our business difficult to evaluate;

●	Our technology that is currently being developed may not yield expected results or be delivered on time;

●	Failure to integrate any acquisitions successfully;

●	We intend to utilize a significant amount of indebtedness and raise capital through public offerings for the operation of our business;

●	The implementation of artificial intelligence (“AI”) into our technologies may prove to be more difficult than anticipated;

●	The real estate technology industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors;

●	Our ability to retain our executive officers and other key personnel;

●	If we fail to attract or retain customers and users of our technologies, or if we fail to provide high-quality real estate industry solutions, our business, results of operations, and financial condition would be materially adversely affected;

●	Our real estate investments are currently on hold, and there is no assurance we will resume our short-term rental operations. We may restart these operations depending on macroeconomics factors, such as high interest rates, and general factors such as real estate investment demand, capital availability, investment yields, regulatory changes, competitive landscape and others; and

●	The impact of laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm to our business.

Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1“Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “reAlpha,” “we,” “us,” “our” and the “Company” refer to reAlpha Tech Corp. and its subsidiaries, as applicable.

TRADEMARKS AND TRADE NAMES

We own or have registered rights to certain trademarks, trade names and other intellectual property used in our business, including reAlpha, ReAlpha HUMINT, Invest in real, Vacation Capitalist, BnBGPT and Gena.AI, each of which is considered a trademark or a trade name. All other company names, product names and trademarks included in this report are trademarks, registered trademarks or trade names of their respective owners.

ii

MARKET AND INDUSTRY DATA AND FORECASTS

In this report, we present certain market and industry data and statistics. This information is based on third-party sources, which we believe to be reliable. We have not independently verified data from these sources and cannot guarantee their accuracy or completeness. While we are not aware of any misstatements regarding industry data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors, including those discussed in this report under “Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report” and Part I, Item 1A. “Risk Factors.” Additionally, some data in this report is based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Similarly, we believe our internal research is reliable, however, such research has not been verified by any independent sources.

EXPLANATORY NOTE

Unless otherwise indicated, references to our fiscal year 2022 and prior years mean the fiscal year ended on April 30 of such year. As disclosed in our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 18, 2023, we changed our fiscal year end to December 31 effective as of December 31, 2023. As a result, references to our fiscal year 2023 and beyond mean the fiscal year ended on December 31 of such year. In addition, in transitioning to our new fiscal year end, references to the transition period mean the eight-month transition period between May 1, 2023 and December 31, 2023 covered in this report.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a real estate technology company with a mission to shape the property technology market, or “proptech,” landscape through the commercialization of artificial intelligence (“AI”) technologies and strategic synergistic acquisitions that complement our business model. We believe we can leverage our AI-powered technologies to provide innovative solutions in this industry and to advance our vision to become a global leader in the proptech solutions sector, focusing on the short-term rentals and real estate professional solutions.

We were founded in 2020 with the goal of providing short-term rental investment opportunities to everyday investors. To that end, since our inception, we developed technologies and tools that allowed for analysis of short-term-rentals using AI to provide insight into that property’s potential profitability and ways to increase such profitability; are developing an app for investment into the properties we purchased aimed at retail investors; and created a listing description generator powered by AI to create or refresh the descriptions of our listings or those of other hosts. We intend to continue developing cutting-edge technologies and to pursue complementary business or technologies acquisitions that we believe will seamlessly integrate this fragmented market.

Our Business Model and Focus on AI Technologies

Originally, our operational model was asset-heavy and built on utilizing our proprietary AI-powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the property’s performance as a short-term rental.

Due to current macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, our real estate acquisition operations have been halted. Instead, our current focus will be directed towards the continuous enhancement and refinement of our AI technologies for commercial use to generate technology-derived revenue. For instance, in November 2023 we announced the launch of GENA, an AI-powered technology that develops or enhances already existing personalized listing descriptions for residential properties to be listed in real estate online platforms, such as Airbnb, Inc.’s (Airbnb), Zillow and others. Since then, GENA’s subscription has been under limited availability to a select group of real estate professionals to ensure the platform’s scalability to a larger number of users. Although we have not yet generated revenue through GENA since its launch, we intend to continue commercializing our technologies to further add technology-derived revenue streams.

We may resume the complementary asset-heavy model from our rental business segment if the prevailing interest rates and other macroeconomic factors align more favorably with such business model. In the meantime, our growth strategy will encompass both organic and inorganic methods through commercialization of our AI technologies that are in varying stages of development and acquisitions of complementary businesses and technologies. In particular, we have recently entered into a letter of intent to acquire United Software Group and certain of its subsidiaries (collectively, “USG”), a multi-industry information technology consulting company. Although we are still conducting due diligence in connection with this proposed acquisition, we believe that USG’s operations will complement our business model and accelerate our proposition to expand our technology offerings to customers by offering IT services, staffing and accounting services and others.

Our reportable segments consist of (i) platform services and (ii) rental business. Our platform services segment offers and develops AI-based products and services to customers in the real estate industry. We are actively developing four operating technologies that are in varying stages of development: reAlpha BRAIN, GENA, AIRE and reAlpha App. Our rental business segment, to the extent we resume operations, focuses on purchasing properties for syndication, which process is powered by our platform services technologies.

Segments

Platform Services

Overview

Our platform services segment technologies include: (i) reAlpha BRAIN, (ii) reAlpha HUMINT, (iii) GENA, (iv) AIRE, (v) reAlpha App and (vi) myAlphie.

myAlphie was sold on May 17, 2023, and it stopped contributing to our revenues as of such date, except for the revenue generated for the ongoing technical support we are providing to the buyer of myAlphie. Although we have not yet generated revenues from our technologies, we expect that once our technologies are fully operational and available for commercial use by customers, we will generate revenue through subscriptions, licensing fees, pay-per-use basis or other fee arrangements. To the extent we resume operations of our short-term rental operations, we expect to receive fee-based revenues from customers that would utilize the reAlpha App for participating and investing in our Syndications (as defined below).

Each of our technologies and platforms are more fully described below.

reAlpha BRAIN

reAlpha BRAIN will utilize a natural language processing (“NLP”) program to scan through large quantities of data regarding properties and machine learning (“ML”) algorithms to choose the properties that have higher than expected industry standard return on investment. For this, it will gather and integrate a variety of data relevant to the properties from multiple sources including wholesalers, various multiple listing service (“MLS”) data sources, realtors, small Airbnb “mom and pop” operators, and other larger property owners. For instance, it will collect data on the properties’ price, house structure and sale history from different MLS’ listings in the U.S. This data, combined with public information about the neighborhood appeal, accessibility and safety of the neighborhood surrounding the properties, enables the algorithm to analyze the data and predict how likely and when a property is expected to become profitable. This will allow reAlpha to predict how likely a particular property will generate expected profitability. The platform will convey this knowledge by assigning each property with a “reAlpha Score” ranging from 0-100. The higher the value, the more favorable a property is for investment.

Currently, the process of analyzing a property as a potential investment typically begins with an email received from a real estate agent’s distribution list to which reAlpha has subscribed. However, we use multiple other sources outside of inbound emails to identify properties, including, but not limited to, MLS, proprietary data sellers such as AirDNA, and others. In the email scenario, the reAlpha BRAIN will include an AI email parser based on NLP that looks for the property of concern within the unstructured email and extracts its street address. This address will then be used to query various data providers for a detailed description of the property’s structure, neighborhood and finances. This ML model, which is being built and will be hosted on the Amazon Sagemaker platform provided by Amazon Web Services (“AWS”), will then calculate the reAlpha Score for that property.

Further, the reAlpha BRAIN technology will also provide us information about future properties that could be utilized for Syndications, provided they satisfy our internal investment criteria for short-term rentals (the “Investment Criteria”). reAlpha BRAIN’s analysis and data will allow us to not only identify properties with high short-term rental viability, but also optimize their performance by generating listing descriptions using the surrounding attractions of the location, analyzing guest reviews in the area, and suggesting improvement to the acquired properties that will be listed on the reAlpha App for Syndication. The reAlpha BRAIN model will also continuously improve and learn over time. As we make its decision to invest in properties, the model will check the effectiveness of its recommendations to reduce false positives and false negatives. As of the date of this report, the reAlpha BRAIN has analyzed over 1,500,000 homes.

reAlpha BRAIN is currently operational internally within reAlpha. However, new developments on the AI system are expected to improve its accuracy, available markets, and ability to analyze long-term rentals. reAlpha BRAIN is expected to be released publicly for commercial use in the second quarter of 2024 on a licensing fee basis.

reAlpha HUMINT

In addition to the AI being utilized in our technologies, we added a human factor that analyzes short-term rental profitability. There are various qualitative features of a short-term rental property that affect its profitability. For instance, the aesthetics of the interiors, as well as the color, decoration and design of the property’s exteriors, the look and feel of its neighborhood, condition of the amenities, etc. A property that is well-designed and tastefully decorated, coupled with amenities in good condition, requires less renovation and repair work before it is ready to be listed on platforms such as Airbnb. Such features can be collected by manually observing the photos, videos and the street view of the property and cannot be automatically fetched from a third party source.

reAlpha HUMINT is a platform that complements reAlpha BRAIN by providing its own score based on qualitative data the reAlpha BRAIN does not analyze. This platform allows the analysts at Naamche (as defined below) to input qualitative features about a property, such as curb appeal, repairs needed, interior design, paint job, room layout and others, and factor it into property evaluation. reAlpha HUMINT is operational for our internal use and is not currently under further active development for commercialization purposes as a result of our recent strategy shift to put our rental segment operations on hold.

GENA

GENA, formerly known as “BnBGPT”, is an AI tool that is powered by a “Generative Pre-trained Transformer” language model, or “GPT.” GENA is intended to complement our other AI and non-AI technologies and be used internally to simplify the process of generating personalized and effective home descriptions. GENA is designed for both realtors and hosts (e.g., someone that owns a property listed on Airbnb’s platform, or any other online marketplaces for short- and long-term properties), that creates personalized descriptions that we believe will give users a competitive edge in the marketplace.

For Realtors. Our app offers a feature that generates advertising content directly from uploaded images and they can be used by realtors to advertise their listed properties, eliminating the need for professional copywriters and other costly marketing tools.

For Hosts. Our app offers features that simplify the process of creating descriptions for listings in online marketplaces for real estate properties, such as Airbnb, VRBO, Booking.com, and other such platforms. Our app will automatically organize these descriptions into sections, making it easy to highlight key features of a space and provide important information about guest access. Additionally, the app will include the proximity data of attractions near the property (e.g., restaurants, museums, areas of interest for tourists in the area and others), making it easier to highlight those for the host.

GENA was released under limited availability on November 1, 2023, and we expect to allow additional users to subscribe to GENA by the end of the second quarter of 2024. The current revenue model for GENA is pay-per-use with an initial free credit for new users, but this model is not final and is subject to change once GENA becomes fully available for commercial use.

AIRE

AIRE is currently under development, and it is a web-based AI application that provides data and insights about the real estate market. Its purpose is to greatly facilitate how investors search for properties when researching the market or for personal purchases and dispositions, understand market dynamics, and access critical investment insights from publicly available data sources, such as active inventory, months of active supply, median income, income trends, historical appreciation, local destinations and nearby attractions. AIRE has the ability to provide property level data points including, but not limited to, school districts and their scores, construction type, property tax estimates, and the distance to local attractions. AIRE uses large language models (LLMs) to answer user queries on real estate property searches and market trends. This web-based application will be available 24/7 and will offer a user-friendly interface where investors can interact with real estate data using plain English. Customers will be able to interact with the AI interface by asking questions related to real estate, and AIRE will provide the needed information for the customer to begin their real estate purchase journey. AIRE will then provide specific steps and relevant information based on the questions customers input in the application, which will remove much of the user sophistication needed when beginning the process of buying a house or investment property. This approach allows users to efficiently source leads and filter them based on various criteria, and access detailed property-specific data, including comprehensive market-level insights. Currently, the language model AIRE uses is limited to the Florida, U.S. market, but we are actively finding new solutions to build or buy a dataset that will expand into a wider range of markets.

AIRE is currently in alpha testing for our internal use. We plan to commercialize this technology in the second or third quarter of 2024.

reAlpha App

The reAlpha App, or the “App,” was designed to make real estate ownership accessible and user friendly. The App allows Syndicate Members to acquire equity interests in the Syndication LLCs, which are the entities that hold the ownership of the Target Properties. Both the Syndicate Members that have access to the reAlpha App, or our website, and holders of our common stock will have access to certain quarterly financial metrics of the Syndicated properties, including: (i) occupancy rates of the property; (ii) average daily rental rates of the property; and (iii) periodical information of each property, such as gross revenue, total expenses, net revenue, cash flows, and others. This information will be made available to both Syndicate Members and the general public through the reAlpha App, our website, which is available to holders of our common stock that are non-Syndicate Members, and upon release of our consolidated quarterly results via press release or other appropriate method. This feature is not operational given that we do not have any currently Syndicated properties, but we intend to make available such quarterly financial metrics to the extent we resume our rental segment operations. Other personalized financial information that will be available only to Syndicate Members through our App and website, include their total shares owned in the Syndication LLC, expressed in dollar and percentage values, dividends paid under that specific Syndication LLC, based on that Syndicate Member’s ownership percentage, and others. Holders of our common stock will not have access to this personalized information available in the App, unless they are also Syndicate Members. Finally, the App will also fetch property listing data as well as data on short-term rental market trends from multiple third-party application programming interface (API) providers and display the consolidated data for a particular property in an easily accessible format.

At this time, we do not plan on becoming a licensed broker-dealer. Further, to the extent we resume our short-term rental operations, the App will be managed by us, but we may utilize third party broker-dealers, such as Dealmaker Securities LLC, which broker-dealer would be licensed with the SEC and FINRA to conduct the exempt Syndication offerings. We currently have an agreement in place with Dealmaker Securities, LLC, to conduct exempt offerings, but we do not intend to conduct such offerings while our short-term rental operations are on hold.

While the mobile version of the App is still under development, the web version is already operational. As part of our internal restructuring changes described above, the App will be combined with the Syndication Platform technology acquired through the Rhove acquisition if and when we resume our rental operations. This new platform will facilitate all future offerings of Syndicate LLCs and will be renamed as “reAlpha Rhove” to the extent we resume the rental operations segment. We expect the integration of these technologies to be completed by the end of 2024, or at a later time if we do not resume rental operations until then. Due to current market conditions, we expect to pause the acquisition of any real estate and launching of any Syndication offerings, and we will continue to evaluate when and if we will resume these operations as market conditions continue to evolve. Currently, we expect all Syndications to be paused until the first quarter of 2025, and we are committed to closely monitor the short-term rental market conditions between now and 2025 by conducting regular assessments of factors such as real estate investment demand, capital availability, investment yields, regulatory changes, competitive landscape and others. This analysis will inform if and when we will restart our short-term rental operations, but there is no assurance we will do so.

We are currently not utilizing the reAlpha App for Syndications, and have put the integration with Rhove on hold while we have halted our short-term rental operations. To the extent we resume our rental segment operations, we expect to earn revenue from the App on a fee basis from customers that would utilize the App for investing in the Syndications conducted through the platform, which will be derived from the short-term rental’s Gross Receipts (as defined below). These fees currently include property management fees, asset management fees and sourcing fees.

myAlphie

myAlphie was a digital platform that facilitates connections between local vendors and multi-family home real estate communities, particularly for the process of apartment turnovers. Apartment turnovers occur when one tenant vacates a unit and a new one moves in. Traditionally, various disparate and outdated tools have been used by apartment management companies to manage this turnover process. We developed myAlphie to provide a consolidated solution through its mobile app and portal. myAlphie incorporates various features, including in-app payments, task workforce management, shared calendars, and a vendor-client rating system. The platform’s design aims to create an efficient and user-friendly digital marketplace for those that seek to find home service solutions. myAlphie facilitates all in-app payments using Stripe, an online payment processing solutions company, as a payment gateway to transfer money from property managers, to the application, to the vendors. Through myAlphie’s app, we previously generated revenue by receiving fees for connecting, via the app, multi-family home real estate communities and local vendors offering home services.

We sold myAlphie on May 17, 2023, as further described above under “Recent Developments – Sale of myAlphie LLC” below.

Rental Business

Overview

Our rental business segment operations are currently on hold due to current macroeconomic conditions, such as escalating interest rates, inflation, and elevated property prices. We anticipate resuming operations within this segment through the acquisition of properties and Syndications when the prevailing interest rates and other macroeconomic factors align more favorably with such business model.

To the extent we resume our short-term rental operations, we plan to utilize our AI-powered technologies to analyze and acquire short-term rental properties that meet our internal investment criteria, or the “Investment Criteria,” which is analyzed and determined by our technologies, for syndication purposes, which short-term rental properties are referred to as “Target Properties.” Once the Target Properties are acquired, they are prepared for rent and listed on short-term rental sites, and, when warranted, disposed of for profits. We plan to make investing in our Target Properties available to investors via our subsidiary, Roost Enterprises, Inc. (“Rhove”). Rhove, along with Rhove Real Estate 1, LLC, reAlpha Acquisitions Churchill, LLC and future Syndication LLCs (the “Rhove SBU”), will create and manage limited liability companies (each, a “Syndication LLC”) to syndicate one or more of the Target Properties through exempt offerings. Once the Syndication LLCs are in place, Rhove will launch exempted offerings to sell membership interests in such properties to investors, through the purchase of membership interests in the Syndication LLCs, pursuant to Regulation A or Regulation D, each as promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (each, a “Syndication”).  We refer to such investors as “Syndicate Members.” To further facilitate the investment process in the Syndication LLCs, our reAlpha App will work parallel with the Syndication process to allow investors to purchase membership interests in those properties and become Syndicate Members. We intend to generate revenue through our property Syndications on the reAlpha App to the extent we resume these operations.

Syndicate Members differ significantly to the holders of our common stock. Rights among Syndicate Members may also vary among each other depending on the specific terms and conditions agreed to in the offering documents pursuant to which the holder becomes a Syndicate Member. By becoming a Syndicate Member, the holder will not acquire any rights to the Company’s common stock and, therefore, will not be entitled to vote, receive a dividend or exercise any other rights of a stockholder of the Company. Likewise, acquiring shares of our common stock will not provide the stockholders the status of Syndicate Member. Both Syndicate Members and our stockholders will receive the same quarterly financial metric information of our listed properties through the reAlpha App and the reAlpha website, which will also be available to the general public without a login, concurrently with our consolidated quarterly results (as more fully described under “Segments – Platform Services” above), to the extent we resume these operations. Syndicate members that have access to the reAlpha App will only receive personalized financial information respective to their individual holdings in each of our Syndications. To date, we have not developed a secondary trading market for equity interests in our Syndication LLCs. While the potential establishment of such a market may be considered in the future, we have not made any decisions to develop a secondary trading market at this time.

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

Through these property acquisition investments, our goal is to obtain: (i) consistent cash flow from short-term tenants; (ii) long-term capital appreciation of our properties’ value after repair and/or renovations in appreciating markets; and (iii) favorable tax treatment of long-term capital gains. To finance these property acquisition investments, we may engage in leverage financing to enhance total returns to our Syndicate Members and investors through a combination of senior financing on our real estate acquisitions, secured facilities, and capital markets financing transactions. We will seek to secure conservatively structured leverage that is long-term, non-recourse, non-mark-to-market financing to the extent obtainable on a cost-effective basis.

Our Properties

We have historically targeted certain markets in the single-family property sector of the real estate industry, which markets and properties are determined by our technologies (see “Segments – Platform Services” section above, and “Investment Criteria for Properties to be Syndicated” and “Market Selection for Properties to be Syndicated” below). These properties are designed to be short-term rental properties, which are acquired for Syndication purposes and held for a period of one to six years, then potentially disposed of once that property has generated our internal target returns, which may also depend on various other factors, including, but not limited to, the appreciation value of such property over time, economic conditions, interest rate fluctuations and others. Short-term rentals are utilized for various purposes, including vacations, relocations, renovations, extended work trips, special events, temporary work assignments, or seasonal activities. During the transition period ended December 31, 2023, we sold four properties as part of our effort to re-evaluate our business strategy.

As of December 31, 2023, we owned and operated one property located in Texas, which has since been sold on March 6, 2024.

Property Improvements

Our Syndication model will focus on acquiring rent-ready properties. Such rent-ready properties may not need a significant upgrade. A “significant upgrade” is defined as an upgrade to a property valued at more than 15% of the total purchase price for such property. However, even rent-ready properties may need some modifications and/or refreshing of fittings/furnishings. We determine the budgets and the need for such upgrades on a case-by-case basis, and the Syndication LLC bears the cost of such upgrades. If the Syndication LLC is managed by Rhove or another third-party, we will provide guidance on the budget and needs for improvements in each individual instance, and the Managing Member of the Syndication LLC will require our approval for certain matters that exceed the agreed upon budget. In some situations, we may still buy properties which may need significant upgrades, if we believe that the long-term potential of such properties outweighs its initial upgrade costs. Currently, only one of the properties that we own was significantly upgraded.

Syndication of Properties

Investment Criteria for Properties to be Syndicated

We continuously evolve our investment strategies depending on the market conditions. Currently, we are not purchasing real estate, but, if and when we resume these operations, we will be focusing on rent-ready properties, which may not need “significant upgrades” described above.

We determine our Target Properties utilizing our Investment Criteria, which evaluates acquisition investments using our proprietary algorithms. Investment decisions made pursuant to our Investment Criteria may include single-family homes, multifamily units, experiential properties, golf resort homes, resort communities and others.

We plan to have continuously assess property acquisition investments using our Investment Criteria and intend to purchase properties that include, but are not limited to, the following primary characteristics:

●	Target Properties identified by our reAlpha Score algorithms (described below) are considered for acquisition; and

●	Target Properties with a minimum of three (3) bedrooms and two (2) bathrooms per unit.

We also intend to regularly consider syndicating properties outside of these ranges depending on market conditions, uniqueness, and condition of the Target Property.

Business Process for Syndications

Once we have decided to acquire a property using our Investment Criteria, we intend to use the following steps to maximize its value:

1.	A Syndication LLC buys the Target Property using short-term leverage provided by one of our lending partners. Specifically, we currently have a master credit facility of up to $200 million with Churchill Funding I LLC, which has yet to be utilized (see “reAlpha Acquisitions Churchill, LLC” above), and both W Financial Fund, LP and Select Portfolio Servicing, Inc., commercial loan companies, have previously assisted us in the acquisition of our properties.

2.	Rhove will act as the initial managing member of each Syndication LLC (the “Managing Member”), pursuant to each of the Syndication LLC’s operating agreements, and will arrange for the renovation of the purchased Target Property in accordance with our property improvement policy, at the cost of that Syndication LLC, if needed. Each of the Syndication LLC’s operating agreements will indicate that the Managing Member will hold a “Managing Membership Interest” in the Syndication LLC, which includes any and all rights, powers and benefits to which the Syndication LLC members are entitled under the Syndication LLC’s operating agreement, together with all obligations of the Managing Member to comply with the terms and provisions of the Syndication LLC’s operating agreement. The Managing Member Interest, however, does not include rights to ownership or profits or losses or any rights to receive distributions from operations or upon the liquidation or winding-up of such Syndication LLC, except for a property management fee of 15-30% of the purchased property’s rental revenue (more fully described below).The Managing Member Interests may be assigned without the consent of the other Syndication LLC members.

3.	Within a reasonable period, which we expect to be between 1 to 12 months, the Managing Member will refinance the Target Property by swapping the short-term loan with a long-term loan from any one of our lending partners. If current market conditions or lending opportunities are poor, we may choose to not refinance or refinance out of the respective reasonable time frame.

4.	The new Syndication LLC will offer up to 100% of its membership interests for purchase through an offering on the reAlpha App. Rhove, or the Managing Member, will continue to hold the membership interests of the Syndication LLC that are not purchased by investors through our offerings until we sell the full 100% to investors through the reAlpha App. However, such membership interests may never be sold, in which case those interests will continue to be held by Rhove, or the Managing Member.

5.	Our Syndicate Members may receive distributions proportional to their membership, on a quarterly basis, based on the free cash flows after taxes from the overall performance of the property on Airbnb and similar digital hospitality platforms.

6.	After the Target Property has generated the target returns the property may be sold to book the profit for the Syndication LLC.

7.	This profit, if any, may be used to purchase further properties in the same Syndication LLC for our benefit and the benefit of the Syndicate Members. The Syndicate Members may choose to invest further in new properties or redeem their investments.

Although we may sell properties, we intend to hold and manage the Syndications for a period of one to six years. The Managing Member may receive a gross fee of 15% to 30% of the Syndicated property’s rental revenue as a property management fee pursuant to the Syndication LLC’s operating agreement. The 15 to 30% fee is of gross receipts generated by the property. “Gross Receipts” includes: (i) receipts from the short-term or long-term rental of the property; (ii) receipts from rental escalations, late charges and/or cancellation fees; (iii) receipts from tenants for reimbursable operating expenses; (iv) receipts from concessions granted or goods or services provided in connection with the property or to the tenants or prospective tenants; (v) other miscellaneous operating receipts; and (vi) proceeds from rent or business interruption insurance, excluding (A) tenants’ security or damage deposits until the same are forfeited by the person making such deposits, (B) property damage insurance proceeds, and (C) any award or payment made by any governmental authority in connection with the exercise of any right of eminent domain.

As each of our syndicated properties reaches what we believe to be its appropriate disposition value, based on internal metrics, we will consider disposing of the property. The determination of when a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the property is anticipated to appreciate or decline substantially, and how any existing leases on a property may impact the potential sales price. The Managing Member will utilize the reAlpha Score to measure properties against set key performance indexes and determine when to objectively dispose of a property. The Managing Member may determine that it is in the best interests of stockholders to sell a property earlier than one year or to hold a property for more than six years. When we determine to sell a particular property, we intend to achieve a selling price that captures the capital appreciation for investors based on then-current market conditions. We cannot assure you that this objective will be realized.

Each Syndication LLC will be charged a market rate property disposition fee that is paid by the seller at the time of the sale, consisting of realtor fees and closing costs (taxes and other related costs). This disposition fee should cover property sale expenses such as brokerage commissions, and title, escrow and closing costs upon the disposition and sale of a property. It is expected that this disposition fee charged will range from 6% to 8% of the property sale price. Following the sale of a property, the Company expects to re-invest the proceeds of such sale, minus the property disposition fee described in this paragraph, into more properties for our portfolio and for the Syndicate Members to have the opportunity to invest in.

Further, the properties may be also managed by third-party property management firms at the Managing Member’s discretion. The services provided by such third-party property manager would include (i) ensuring compliance with local and other applicable laws and regulations; (ii) handling tenant access to properties; (iii) and any other action deemed necessary by the property manager or desirable for the performance of any of the services under our respective management agreement. Customarily, these management agreements are subject to a property management fee between 15% and 30% of the short-term rental gross revenue generated. As we achieve scale in the number of properties owned and operated, we may seek to bring property management in-house. In the event we manage a property, such property management fees would then be retained by us. If a short-term rental property is vacant and not producing rental income, the property management fee will not be paid during any such period of vacancy, including properties managed by third-parties.

The operating expenses that each Syndication LLC will be responsible for, as described above, include, but is not limited to: (i) mortgage principal and interest; (ii) property tax; (iii) homeowner insurance; (iv) utilities; (v) landscaping; (vi) pool maintenance costs; (vii) routine maintenance and repairs; (viii) HOA fees; and (ix) pest control. We will share the expenses related to the short-term rental properties with the Syndicate Members and will bear its own operating and management expenses in proportion to the ownership of the Syndication LLC.

Syndicate Member Exempt Offerings

To make the business model available to retail investors, the Company, will launch in exempt offerings conducted pursuant to Regulation A or Regulation D, each as promulgated under the Securities Act of 1933, as amended.

To achieve this goal, the Company’s subsidiary, Rhove, will create and manage Syndication LLCs to syndicate one or more of the Target Properties. Once the Syndication LLCs are in place, Rhove will launch exempted offerings to sell equity interests in such properties to investors pursuant to Regulation A or Regulation D, each as promulgated under the Securities Act of 1933, as amended. To further facilitate the investment process in the Syndication LLCs, the Company is currently working on the reAlpha App.

We expect that Rhove, as the Managing Member, or one of the subsidiaries of the Rhove SBU, will maintain management control of each of the Syndication LLCs by holding a Managing Membership Interest, as discussed above. When this phase is fully implemented, we expect Syndicate Members to collectively own 100% of the Syndication LLC membership interests, excluding Managing Membership Interests, and we shall account for the Syndication LLCs in accordance with applicable U.S. GAAP.

Market Selection for Properties to be Syndicated

We intend to focus our business efforts on the markets in which Airbnb and similar platforms operate, which include some or all of the following characteristics:

●	sufficient inventory to make it feasible to achieve scale in the local market (100 – 500 homes);

●	large universities and skilled workforce;

●	popular with travelers;

●	favorable competitive landscape with respect to other institutional residence buyers; and/or

●	hotel room capacity and occupancy rates in given destinations.

During our testing phase, we acquired properties in Dallas, Texas, which was our initial target market. We have expanded our target market to include Florida, Georgia, South Carolina, North Carolina, Alabama, Texas, Tennessee, Nevada, and Arizona (the “Sunbelt States”), with a strong focus in Florida.

According to Roofstock’s “Sun Belt real estate: Stats and trends for 2022” the Sunbelt States have experienced significant recent growth, providing opportunities in real estate investment. Home appreciation rates in these states have been higher than the national average, increasing the value of real estate assets. The population in these states has also grown rapidly, driven by factors such as job opportunities, lower cost of living, and favorable climate.

As noted by U.S. News its recent article from August 2023, “Growth in Major States Bodes Well for National Economy,” certain states, most notably Florida and Texas, had impressive gains in their economies during 2023, which was predominantly driven by the continuous trend of overall migration to the Sunbelt States, strong labor markets and tourism industries. This has created opportunities for real estate investors to purchase properties for short-term rental use, generating higher rental income than traditional long-term rentals.

Additionally, household incomes in the Sunbelt States have increased at a faster pace than the national average, providing a larger pool of potential homebuyers and renters. The desirability of living in these states has also increased, with many individuals and families seeking a better quality of life, warmer weather, and outdoor recreational opportunities.

Overall, the recent growth in the Sunbelt States has created numerous opportunities for real estate investment, particularly in the short-term rental market. Investors can benefit from the high demand for properties in these states, generating strong rental income and capital appreciation over time. Now, we have moved into the Orlando, Florida market. We believe that this market offers strong growth in population, jobs, rental rates, and value appreciation. To the extent we resume our operations within this segment, we expect to re-evaluate these trends and markets to acquire properties that we believe will be the most profitable as a short-term rental.

Investment Decisions For Properties to be Syndicated

While we will employ our proprietary AI-based technologies and platform, and our real estate professionals, to identify suitable properties for Syndication acquisition, we will be responsible for final decisions. We will use the methodology described below and our technologies to reach buy or sell decisions. We have developed an investment approach that combines the experience of our management, the reAlpha Score and an approach that emphasizes market research, underwriting standards and down-side analysis of the risks of each investment.

Notwithstanding, the Company accounts for unknown or contingent liabilities arising out of the properties that we finally acquire. For any assets acquired not currently operating as rent-ready properties, an amount up to six (6) months of recurring operating expenses will be set aside as reserves. This reserve amount is in addition to any proposed, budgeted and/or actual expenses incurred related to the renovation of a property.

To execute our investment approach, we plan to closely monitor the profit and loss of each investment.

We also research the acquisition and underwriting of each transaction. The research focuses on finding any “red flags” that may influence the decision to acquire a property. A red flag is a notification for further scrutiny of such properties. These “red flags’’ include (i) heavy regulation on short-term rentals at a state, county, or homeowner’s association (“HOA”) level; (ii) homes that have been on the market for longer than a year, or (iii) areas where natural disasters are common and damaging. The red flags analysis related to extreme weather conditions helps us estimate potential damages and related insurance costs to make better decisions. Additionally, we consider things such as tourist numbers and market size, seasonality, walkability, proximity to airports, restaurants and entertainment and events that would attract renters.

Once a deeper analysis of such red flagged properties is completed, the management team may or may not decide to purchase such properties.

Our Growth Strategies

Our growth strategies are focused on the development, acquisition, and deployment of cutting-edge AI-based technologies to serve the real estate industry. We are committed to continuous innovation and a strong focus on research and development (“R&D”), which is done through our internal research and development efforts, as well as strategic acquisition and investments into AI-related companies, with the goal of creating sophisticated AI algorithms that optimize property management, pricing strategies and customer satisfaction. We intend to continuously improve and develop technologies to advance our business model and expand our revenue streams. We recognize that the field of AI is rapidly evolving, and by actively seeking out opportunities to acquire complementary technologies, we intend to position ourselves as a leader in leveraging AI to drive growth and add value to our stockholders.

We also intend to provide investors an opportunity to invest in these short-term rental properties. Although these operations are on hold, to the extent we resume our real estate acquisitions, we plan to Syndicate these properties through our reAlpha App and generate revenue through such offerings. For more detail on our real estate acquisition methodology and Syndication offerings process, see “Segments – Rental Business” above.

Innovation in the Proptech Market

To achieve our intended growth trajectory, and to seek synergistic technologies in the proptech market, we are pursuing a balanced opportunistic approach that includes (i) organic, (ii) inorganic, and (iii) partner-driven components. We believe that this balanced approach to growth will allow us to achieve our goal of becoming a leading provider of AI-driven solutions for the real estate rental industry.

●	Organic growth. Achieved through our own internal development efforts. We are constantly working to develop new AI-based technologies, and we are investing continuously in R&D. We are also focused on continuous improvement and innovation, with the goal of providing our customers with the best possible experience.

●	Inorganic growth. Achieved through strategic acquisitions. We are actively seeking out opportunities to acquire either AI-driven technologies that complement our existing capabilities. By strategically integrating these acquisitions into our portfolio, we can leverage their expertise and intellectual property to accelerate our growth and expand our competitive advantage in the market.

●	Partner-driven growth. Achieved through strategic investments in promising companies. We have made strategic investments in two promising companies that align with our vision and augment our AI-centric growth strategy. These investments not only provide us with access to additional AI expertise and technologies, but they also create mutually beneficial partnerships that fuel innovation and collaborative growth within the industry (see “Research and Development” below).

Deepen our Technology Offerings to Customers

To complement our internal research and development efforts, in an effort to pursue proptech opportunities, we will be focusing on pursuing acquisitions of revenue-generating entities falling into two primary categories: (i) services and (ii) products.

●	Services. These acquisitions will serve the purpose of solidifying our foundational base of providing proptech-related services. We intend to focus on entities that offer various services related to buying or selling properties. These services may include, but are not limited to, mortgage and financing services, title insurance and lookup, home inspection services, agencies/brokerages and escrow services. In addition, to further optimize the integration of the acquisitions within this category into our business, we may acquire companies that provide complementary services to our acquired companies, such as entities providing IT services, staffing, and accounting.

●	Products. We intend to pursue opportunities to acquire smaller proptech companies focused on distinct stages of the real estate life cycle, from acquisition, to listing as a rental or for sale, and ultimately the sale of the property. We believe these smaller entities will further advance our goal to ultimately develop a one-stop-shop AI-powered solution software for this industry, which we believe will serve as a centralized resource for real estate professionals, facilitating the management of their property business endeavors, from acquisition to sale.

Moreover, we believe these opportunistic acquisitions will also serve the purpose of broadening the reach of our services and technologies by integrating the existing customer base of each of these acquired companies, which may include larger real estate enterprise clients, or to at least facilitate our entry into the market for such larger clients. We believe this approach will also lower our expenses related to obtaining real estate industry clients, given the high cost associated with acquiring larger clients as a first time client, since these acquisitions will bring us already existing clientele in this market, or, alternatively, serve as way for us to enter this market without the high costs associated with initial barriers to entry or to acquire such clients for the first time.

To further assist our growth, in August 2021, we acquired a 25% equity stake in Naamche Inc., a Nepal-based company that provides services related to the development of technology, AI and applications, as well as other technology support as needed (“Naamche”). Since then, in December 2023 we executed definitive agreements to acquire, subject to certain outstanding conditions, the remaining stake in Naamche, along with its Nepal counterpart Naamche, Inc. Pvt. Ltd. In September 2021, we acquired a 25% stake in Carthagos Inc. (“Carthagos”), a company headquartered in Brazil. Carthagos provides services related to branding, marketing, and design. Also in 2021, we opened an international office located in Bengaluru, India operating under the entity reAlpha Techcorp Private Limited. The purpose of this office is to provide back-office support such as marketing, search engine optimization, finance, and accounting. These smaller investments and acquisitions are just the first steps towards expanding our footprint and realizing our vision for growth, and we intend to continue seeking opportunities in this industry to strengthen our position as a provider of real estate solutions.

Real Estate Acquisitions

To the extent we resume our rental operations segment, we expect to utilize a credit line to facilitate funding and acquisition of Target Properties. As we grow and develop additional funding sources, we may set up additional subsidiaries to further facilitate funding and credit opportunities available to us through each of these additional subsidiaries. Due to macroeconomic conditions, growth and expansion of the Rhove SBU and our rental operations segment has been put on pause until conditions are more favorable to this segment of our business. We will allocate more resources and time towards expanding our technology offerings until conditions are more favorable.

As described above, the Rhove SBU will become the entity that will conduct our Syndication offerings. To facilitate such Syndication process, we will change our internal organizational structure to the extent we resume our rental segment operations and begin Syndicating short-term rental properties through our reAlpha App. We expect this internal restructuring change to be completed by the end of the third quarter of 2024. We expect these changes will have no material effect on our financial statements or accounting policies.

The following diagram summarizes our internal restructuring by legal entity after completion of our internal restructuring to better reflect our business model(1)(2):

(1)	Explanatory Note:

1.	ReAlpha Tech Corp. or the Company (f.k.a. reAlpha Asset Management Inc.) is the entity that resulted from the Downstream Merger. Also, as a result of the Downstream Merger, the Company owns a 25% stake in Naamche, a 25% stake in Carthagos Inc. and a 96.67% stake in reAlpha Techcorp India Private Limited, a subsidiary that provides business support services for finance, marketing and technology.

2.	Roost, Inc., Rhove Real Estate 1, LLC, reAlpha Acquisitions Churchill, LLC, and future Syndication LLCs are collectively known as the “Rhove Strategic Business Unit” or the “Rhove SBU”. The purpose of Rhove SBU is to perform Syndications.

3.	Roost Enterprises, Inc. (“Rhove”) is a wholly-owned subsidiary of the Company that provides real estate technology solutions.

4.	ReAlpha Realty, LLC is a wholly-owned subsidiary of the Company registered in Florida as a real estate brokerage. Its primary function is to act as agent and/or advisor to acquisitions completed by the Rhove SBU, the Company or any affiliated companies.

5.	reAlpha Acquisitions Churchill, LLC is a wholly-owned subsidiary of the Company that was created to hold the properties acquired by the Company utilizing financing provided by Churchill Finance I, LLC (“Churchill”).

6.	Rhove Real Estate 1, LLC is a wholly-owned subsidiary of the Company that was created to offer securities pursuant to Regulation A before the reAlpha acquisition of Rhove. After we complete our internal restructuring changes, we intend to use this entity for future property Syndications using the SEC qualified Regulation A offering. We refer to properties that have been offered through a Syndication LLC as a “Syndicated” property.

(2)	Explanatory Note: The following entities will be dissolved to effectuate our internal restructuring changes:

1.	reAlpha, LLC dba reAlpha Series 1, LLC is a wholly-owned subsidiary of the Company that was created to hold the property located at 825 Austrian Rd, Grand Prairie TX 75050, which has since been sold; and

2.	reAlpha Acquisitions, LLC is a wholly-owned subsidiary of the Company that holds reAlpha, LLC dba reAlpha Series 1, LLC.

Our Industries

The real estate technology industry is navigating a complex and fragmented landscape, characterized by the presence of thousands of solutions, each addressing a specific component within the life cycle of a real estate asset. This market has been in a period of transition, which is now adjusting to rising interest rates, inflationary pressures and broader economic uncertainty following a period of significant growth. This transition resulted in a slowdown in market activity, particularly in the single-family home segment, while demand in certain segments like multifamily housing remains relatively stable.

Proptech Market Recent Trends and Developments

Real estate technology, or proptech, refers to the application of technology solutions within the real estate industry. According to a report by Ascendix, the total global proptech market size reached $34.99 billion in 2023, and they anticipate that this market may grow to an estimated value of $133.05 billion by 2032. The industry is split into a wide range of categories including solutions for real estate professionals, financial technology software, brokerage and agent software, construction technologies, property and facility management, applications for investors and venture capitalists, and climate-related technologies.

The proptech market includes a wide range of innovative solutions that we believe have the potential to provide significant benefits to real estate professionals and in various aspects of such market, including:

●	Increased Efficiency. Proptech solutions can streamline processes such as property search, transaction management, and property management, potentially leading to cost savings and improved operational efficiency for all its intended users, such as buyers, sellers, brokers, and investors.

●	Enhanced Transparency. Technologies like virtual tours and data analytics platforms can increase transparency for buyers and renters, allowing for more informed decision-making.

●	Improved Accessibility. Proptech platforms can make access to the real estate market easier, particularly for first-time buyers or those in remote locations.

●	Disruption of Traditional Models. Proptech has the potential to disrupt traditional brokerage models, with online platforms offering more cost-effective alternatives.

According to the mostly recent yearly report published by Houlihan Lokey, despite the macroeconomic uncertainty in the real estate market, increasing interest rates and high inflation, there was a $4.7 billion growth in equity and debt investments into U.S. proptech companies and start-ups. However, year over year, the average proptech investment size into these U.S. proptech companies decreased from approximately $30.5 million to $16.8 million, or 45%. The mergers and acquisitions market for proptech companies, however, remained active with continued growth in 2023. For instance, in 2023, 94 mergers and acquisitions were completed, compared to 99 in 2022.

Macroeconomic factors also play a major role in the demand and financing for real estate investments, and, in turn, a demand for solutions provided by proptech, which include:

●	Interest Rates. Due to the Federal Reserve’s monetary policy tightening, interest rates are currently at 5.5%, which high interest rates significantly impacted the affordability of homeownership, leading to a decrease in buyer demand.

●	Inflation. Inflationary pressures are eroding purchasing power and impacting the affordability of real estate, potentially leading to a moderation in property value growth in the future. As of January 2024, the Consumer Price Index (CPI) for all items in the United States increased by 3.9% compared to the same period in the previous year. This represents a significant decrease compared to the peak of 9.1% in June 2022, but still remains above the Federal Reserve’s target of 2%.

●	Maturing Debt. According to the Mortgage Bankers Association, approximately $929 billion of commercial real estate debt in the United States is maturing in 2024. The effect of this debt maturing could lead to significant challenges and impacts on the commercial real estate market and financial sector. This substantial amount of debt maturing in a single year raises concerns about refinancing, potential defaults, and broader economic repercussions. The maturity of such a large volume of commercial real estate debt can strain borrowers who may face difficulties refinancing or repaying these loans, potentially leading to an increase in defaults. This situation could trigger a ripple effect across the real estate market, impacting property values, investment decisions, and overall market stability.

Real Estate Market Recent Trends and Developments

The real estate market was deeply affected by the COVID-19 pandemic. As a result of the record low borrowing rates during such period, which encouraged real estate property purchases by first-time buyers, and a lack of supply due to a lower number of houses built recently, properties significantly increased in value between 2020 and 2023. However, as the situation stabilized due to the current high interest rate regime and inflation, several key trends emerged. With the rise of remote work, many people sought homes with more space, particularly in less urban and lower-cost areas, leading to increased demand in suburban and rural markets. The COVID-19 pandemic also saw a surge in the house flipping practice and residential real estate investing, with investors accounting for a significant portion of home purchases.

Additionally, the more recent high mortgage rates as a result of the recent interest rate increases lead to a decrease in affordability for homebuyers and contributing to properties being listed for a longer period of time when listed for sale, and an overall lower sales volume. In response to certain policies adopted during the COVID-19 pandemic, certain technological advancements became more prevalent in this market, such as virtual listings, viewings, and closings, which facilitated the home buying and selling process even further, and we believe that the integration of technological advancements and improvements in the real estate market is likely to persist.

Overall, the COVID-19 pandemic has reshaped the housing market in various ways, from shifting buyer preferences to accelerating technological advancements and overall affordability challenges. As the market continues to evolve, we will continue to monitor and understand these trends to better understand consumer behavior patterns and demand preferences to continuously improve our products and offerings in this market.

Research and Development

The industry in which we plan to operate and compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, we believe our success, in part, will depend on our ability to build and enhance our technology and artificial intelligence capabilities in a timely and efficient manner and to develop and introduce those technologies. To achieve these objectives, we have made research and development investments and acquisitions to facilitate the development of our technologies, and we may explore in the future third-party licensing agreements.

An example of our third-party acquisitions include our recent announcement that we intend to acquire, subject to certain conditions, Naamche and Naamche, Inc. Pvt. Ltd., an AI development studio, and a 25% equity stake in Carthagos Inc., a design studio. Naamche has assisted us in research and development of our proprietary algorithms and other technologies. This acquisition is expected to enhance our technological capabilities, broaden its portfolio of services, and contribute towards cost savings, positioning them for growth and success in the future.

Competition and Competitive Strengths

We face competition from different sources in our platform services and short-term rental operations segment. We believe that we will continue to face competition from other firms, including large technology companies and smaller, new real estate technology entrants while developing our AI-based technologies.

Proptech Market

This market is rapidly evolving, competitive and has relatively low barriers to entry. As a result, there are a number of established and emerging competitors in the proptech market. For instance, we would face competition from other real estate platform companies such as Opendoor Technologies Inc. (NASDAQ: OPEN), Roofstock, Inc., Fundrise LLC, Invitation Homes, Pacaso, as well as a range of emerging new entrants. These platforms offer a variety of investment opportunities into real estate properties, and we may compete with these companies in both the real estate professional solutions industry and real estate investment platform market. To the extent we resume our short-term rental operations, we would also compete with these companies in the market of acquiring real estate property.

Our key competitive factors in the real estate technology market include:

●	our technology’s features, quality and functionality being developed;

●	security and trust;

●	cloud-based architecture;

●	our proprietary technology to make objective and strategic investments in property and market selection.

We seek to differentiate ourselves from competitors primarily through the integration of AI into our technologies for the real estate technology market. We believe that our integration of AI into our technologies will be a significant differentiator from our competitors’ potential offerings for our target audience of real estate professionals and investors.

Our technologies are continuously developed to provide exceptional quality and functionality. We believe this dedication to innovation sets us apart from competitors and allows us to deliver superior user experiences. We also prioritize the security and trust of our users and investors. By implementing robust security measures and ensuring data integrity, we instill confidence in our platform, which we believe sets us apart as a trustworthy and reliable choice in the real estate technology market.

Further, our cloud-based architecture offers scalability, flexibility, and seamless accessibility. This infrastructure enables us to handle increasing volumes of data and transactions efficiently, empowering us to deliver a seamless user experience and respond swiftly to evolving market demands.

We believe that our focus on innovation, security, and scalability gives us a competitive edge in the real estate technology space. As we navigate the competitive landscape, we remain committed to continuously enhancing our technology offerings, fortifying our security measures, and leveraging cloud-based advantages. We believe that these efforts position us as a frontrunner in transforming the financial investment and services landscape through our AI-driven solutions.

Short-Term Rental Market

To the extent we resume operations in this market, our primary competitors in acquiring properties for investment purposes will include large and small private equity investors, public and private REITs, and other sizable private institutional investors. These same competitors may also compete with us for investors. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge for our properties, reduce the occupancy of our portfolio, and adversely impact our ability to achieve attractive total returns.

Although our competitors may be more established and better funded than we are, we believe that, once fully developed and implemented, our business model consisting of our acquisition platform, Investment Criteria, extensive in-market property operations infrastructure, and local expertise in our markets will provide us with competitive advantages against such competitors. We consider our competitive differentiators in our market to primarily be:

●	our focus on the short-term rental market, compared to other established players in the industry that focus on long-term rentals;

●	Syndicate Member rewards program that allows for utilization of properties when they are unoccupied, which is currently being developed;

●	consistent short-term rental income with use of optimum amounts of leverage;

●	lower minimum investment amounts; and

●	favorable tax treatment associated with long-term capital gains.

Intellectual Property

We are currently developing five technologies, as described above. Rights to those technologies belong only to us. To protect our intellectual property, we have filed for trademarks and patents, when possible, and protect our intellectual property as trade-secrets where meaningful patent protection cannot be achieved. We strive to continue innovating by using better wealth-creation tools, as well as generating returns by leveraging new technologies to optimize guest experience.

Trademarks

As of the date of this report, we have two registered trademarks and four pending trademark applications in the United States, and have filed a non-provisional patent application for the reAlpha BRAIN. Our U.S. trademark registrations and applications are reflected in the chart below. We are using certain other marks that have not been registered, such as reAlpha M3, reAlpha AI, reAlpha BRAIN, and reAlpha Hub. We may choose to add new or retire old patents or trademarks for these technologies as the landscape of such technologies keeps changing rapidly.

U.S. Trademark Registrations and Applications

Mark	Class(es)	App. No.	Filing Date	Status	Next Deadline(1)	Applicant/Registrant
ReAlpha	036, 037	90670051	2021-04-25	Registered	2027-11-30	reAlpha Tech Corp.
Invest in real	036	90796901	2021-06-26	Registered	2028-04-12	reAlpha Tech Corp.
ReAlpha HUMINT	035, 042	90670061	2021-04-25	Registered	N/A	reAlpha Tech Corp.
Vacation Capitalist	036	97703446	2022-12-05	Pending	N/A	reAlpha Tech Corp.
BnBGPT	042	97938022	2023-05-16	Pending	N/A	reAlpha Tech Corp.
Gena.AI	042	(2)	2023-09-15	Applied	N/A	reAlpha Tech Corp.

(1)	A trademark registration does not expire after a set period of time, and may remain in effect as long as the owner continues to use the trademark in commerce and timely files the required registration maintenance documents.

(2)	Company has applied for the trademark but has not yet received an application number.

Patents

We currently maintain one non-provisional patent application, and we intend to continue to apply to patents when applicable to create significant trade-secret intellectual property regarding our technologies, algorithms and platforms. Our current patent application for reAlpha BRAIN is based on a system for analyzing, evaluating, and ranking properties using artificial intelligence. If granted, this patent will expire 20 years from the date of its original filing date.

●	Patent Application Number 17944255: “reAlpha BRAIN” (filed September 14, 2022).

Sales and Marketing

We have a dedicated marketing department responsible for various aspects of our marketing initiatives and strategies. The department’s primary responsibilities include:

●	managing all advertising and content creation efforts, including the development and execution of targeted marketing campaigns. The marketing department works closely with internal teams and external agencies to create engaging and informative content that showcases our value proposition, products, and services. This content is distributed through various channels, such as social media, email marketing, and paid advertising, to reach a wide audience;

●	collaborating with the technology team to ensure optimal product design and user experience, tailoring the products and services to effectively meet customer needs and expectations.

●	managing and maintaining our corporate website, ensuring a seamless digital experience for users; and

●	overseeing the press team and lead efforts to build and strengthen our brand. This includes crafting compelling narratives, managing media relations, and generating positive coverage for the Company.

Governmental Regulation

General

Our business operations are subject to various covenants, laws, ordinances, and rules. We believe that we are in material compliance with such covenants, laws, ordinances, and rules, and we also require that any customer of our short-term rentals, to the extent we have any, agree to comply with such covenants, laws, ordinances, and rules in their stay with us.

Governmental Regulation for Real Estate Technologies

The real estate technologies market is subject to various federal governmental regulations related to technology. Examples of federal regulations that govern this market include:

●	Data Privacy and Security Regulations. We comply with federal laws and regulations related to data privacy and security, including the General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), and others more fully described below. We also take appropriate measures to protect our own intellectual property assets.

●	Intellectual Property Regulations. We respect and comply with federal regulations pertaining to intellectual property rights. This includes ensuring that our technology solutions do not infringe upon the patents, trademarks, or copyrights of others.

●	Financial Regulations. We comply with federal financial regulations that impact our real estate technology operations, such as regulations related to financial transactions, anti-money laundering laws, and know-your-customer (KYC) requirements.

Complying with these federal regulations is essential to ensure the legality and integrity of our real estate technology operations. By adhering to these regulations, we prioritize the protection of user data, intellectual property rights, and financial transparency.

Further, we may be subject to other technology-related regulations that may apply to real estate technologies, including, but not limited to:

●	The Real Estate Settlement Procedures Act (RESPA), which requires lenders to provide borrowers with certain disclosures about the costs of their mortgage;

●	The Truth in Lending Act (TILA), which requires lenders to disclose the terms of their loans in a clear and understandable manner.

●	The Fair Credit Reporting Act (FCRA), which protects consumers’ rights to access and correct their credit reports.

●	The Children’s Online Privacy Protection Act (COPPA), which requires websites and online services that collect personal information from children under the age of 13 to obtain parental consent.

●	The Electronic Signatures in Global and National Commerce Act (ESIGN), which allows electronic signatures to be used in place of handwritten signatures for certain types of transactions.

Laws and Regulations Regarding Privacy and Data Protection

Data privacy laws and regulations in the U.S. and foreign countries apply to the access, collection, transfer, use, storage, and destruction of personal information in connection with our services. In the U.S., our financial institution customers are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act, in addition to other regulations. As a processor of personal information in our role as a provider of services to financial institutions, we are bound by similar limitations on disclosure of the information received from our customers as apply to the financial institutions themselves. In addition, federal and state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, may also apply to our businesses.

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union (“E.U.”) and elsewhere could impact our processing of personal information of our employees and on behalf of our customers. In the E.U. the comprehensive GDPR went into effect in May 2018. The GDPR has introduced significant privacy-related changes for companies operating both in and outside the E.U. In the U.S., California has adopted the CCPA, and its extension, the California Privacy Rights Act (“CRPA”), which became effective on January 1, 2023, and Nevada has adopted the Nevada Privacy Law, both of which went into effect in January 2020, and several states are considering adopting similar laws imposing obligations regarding the handling of personal information. While we believe that we are compliant with our regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose us to increased costs, liability, and possible damage to our reputation.

Fair Housing Act

The Fair Housing Act (“FHA”) and its state law counterparts, and the regulations promulgated by the United States Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women, and people in the process of adopting a child or securing custody of children under the age of 18), disability or, in some states, financial capability.

Municipal Regulations and Homeowners’ Associations

Real estate properties are subject to various municipal regulations and orders, and county and city ordinances, including without limitation, use, operation and maintenance of our properties. Certain of our properties are subject to the rules of the various HOAs where such properties are located. HOA rules and regulations are commonly referred to as “covenants, conditions and restrictions,” or CC&Rs, and typically consist of various restrictions or guidelines regarding use and maintenance of the property, including, among others, noise restrictions or guidelines as to how many cars may be parked on the property.

Broker Licensure

We own an in-house brokerage to serve our customers and utilize in-market leasing experience specialists to drive an end-to-end resident experience that achieves our occupancy, revenue, and retention goals while facilitating enjoyment of a worry-free leasing lifestyle. We have historically used this in-house brokerage to facilitate the purchase of properties for Syndication purposes, but we are currently re-evaluating how to best incorporate this in-house brokerage capacity into our current business model. Our in-house brokerage is subject to numerous federal, state, and local laws and regulations that govern the licensure of real estate brokers and affiliate brokers and set forth standards for, and prohibitions on, the conduct of real estate brokers. Such standards and prohibitions include, among others, those relating to fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures, as well as compliance with federal, state, and local laws and programs for providing housing to low-income families. Under applicable state law, we generally have a duty to supervise and are responsible for the conduct of our in-house brokerage.

Environmental Matters

As a current or prior owner of real estate, we are subject to various federal, state, and local environmental laws, regulations, and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. We are not aware of any environmental matters that would have a material adverse effect on our financial position (see “Risk Factors — Risks Related to Our Business and Technologies”).

Human Capital

As of March 7, 2024, we had 7 full-time employees in the U.S. and 7 in our India office. We believe that we maintain good relations with our employees.

ITEM 1A. RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider all the information in this prospectus prior to investing in our common stock. These risks are discussed more fully in the section entitled “Risk Factors” immediately following this prospectus summary. These risks and uncertainties include, but are not limited to, the following:

●	We are employing a business model with a limited track record, which makes our business difficult to evaluate;

●	We incurred net losses of approximately $1.25 million for the transition period ended December 31, 2023, and our outstanding indebtedness is approximately $0.44 million as of December 31, 2023.

●	Our technology that is currently being developed may not yield expected results or be delivered on time;

●	Failure to integrate any acquisitions successfully;

●	The implementation of AI into our technologies may prove to be more difficult than anticipated;

●	The inability to protect our intellectual property rights could harm our reputation, damage our business or interfere with our competitive position;

●	A significant portion of our portfolio properties’ costs and expenses are fixed and we may not be able to adapt our cost structure to offset declines in our revenue;

●	We may in the future be subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition;

●	Our ability to retain our executive officers and other key personnel of our advisors and their affiliates;

●	Global economic, political and market conditions and economic uncertainty caused by outbreaks or other pandemics, including the coronavirus (COVID-19) outbreak, and macroeconomic factors, may adversely affect our business, results of operations and financial condition;

●	Our investments for the rental business segment, to the extent we resume those operations, may continue to be concentrated in certain markets and in the single-family properties sector of the real estate industry, thus, exposing us to risk concentrations, which, in turn, exposes us to risk caused by seasonal fluctuations in short-term rental demand and downturns in certain markets or in the single-family properties sector;

●	Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results;

●	We are subject to certain risks associated with bulk portfolio acquisitions and dispositions;

●	Availability of appropriate property acquisition targets;

●	Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform;

●	We face significant competition in the short-term rental market for guests, which may limit our ability to short-term rent our properties on favorable terms;

●	Compliance with governmental laws, regulations and covenants that are applicable to our properties or that may be passed in the future, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays, and adversely affect our growth strategy.

●	Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our business;

●	If we fail to attract or retain customers, our business, results of operations, and financial condition would be materially adversely affected; and

●	Our stock price may be volatile and there is a limited market for our shares of common stock.

RISK FACTORS

Risks Related to Our Business and Technologies

We have a limited operating history and may not be able to operate our business successfully or generate sufficient cash flows to accomplish our business objectives.

We have a limited operating history. As a result, an investment in our common stock entails more risk than an investment in the common stock of a company with a substantial operating history. If we are unable to operate our business successfully, you could lose all or a portion of your investment in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

●	our ability to obtain additional capital;

●	our ability to effectively manage renovation, maintenance, marketing and other operating costs for our properties;

●	economic conditions in the markets where we operate or hold an interest in real estate (“our markets”), including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy, in general;

●	our ability to maintain high occupancy rates and target rent levels;

●	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;

●	our ability to compete with other investors entering the sector for short-term Target Properties;

●	costs that are beyond our control, including title litigation, litigation with guests, legal compliance, real estate taxes, HOA fees and insurance;

●	judicial and regulatory developments affecting landlord-guest relations that may affect or delay our ability to dispose of our properties, evict occupants or increase rental rates;

●	population, employment or homeownership trends in our markets; and

●	interest rate levels and volatility, such as the accessibility of short-term and long-term financing on desirable terms.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not yet achieved profitability. We incurred net losses of approximately $1.25 million for the transition period ended December 31, 2023, and $5.45 million for the year ended April 30, 2023. As of December 31, 2023, we had an accumulated deficit of $12.24 million and outstanding indebtedness of $0.44 million. While we have experienced some revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest diligently in sales and marketing efforts. In addition, we expect to incur significant additional legal, accounting, and other expenses related to our being a public company as compared to when we were a private company. While our revenue has grown since our inception, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our lack of a long operating history could adversely impact us.

As a start-up business, we do not have a long operating history. Accordingly, we face challenges that companies with a long track record do not. Start-ups are considered to carry a “higher risk profile.” For instance, it is more difficult for us to bind coverage with insurance carriers, achieve better rates from service providers or lenders, attract talent, and in times of high interest rates and mounting inflation, to obtain new capital, maintain high credit rating, and utilize leverage. Each and all of these factors combined hinder our ability to achieve our goals.

We have minimal operating capital and minimal revenue from operations.

We have minimal operating capital and for the foreseeable future will be dependent upon our ability to finance our operations from the sale of equity or other financing alternatives. There can be no assurance that we will be able to successfully raise operating capital. The failure to successfully raise operating capital, and the failure to attract qualified real estate companies and sufficient investor purchase commitments, could result in our bankruptcy or other event which would have a material adverse effect on us and our stockholders.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and we face significant competition in attracting customers.

We believe that our competitors include:

●	Internet search engines, such as Google, including its travel search products; Baidu; and other regional search engines;

●	Listing and meta search websites, such as TripAdvisor, Trivago, Mafengwo, AllTheRooms.com, Hometogo, Holidu, and Craigslist;

●	Property management companies, such as Vacasa, Sonder, Inspirato, Evolve, Awaze, and other regional property management companies; and

●	Online platforms offering real estate insights, such as Mashvisor, National Association of Realtors, and Bigger Pockets.

Our competitors are adopting aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Increased competition could result in reduced demand for our platforms and technologies, slow our growth, and materially adversely affect our business, results of operations, and financial condition.

Many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater name and brand recognition, longer operating histories, larger marketing budgets, and loyalty programs, as well as substantially greater financial, technical, and other resources. As a result, our competitors may be able to provide consumers with a better or more complete real estate solutions experience and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or real estate investor requirements or preferences. In addition, emerging start-ups may be able to innovate and focus on developing a new product or service based on AI technologies faster than we can or may foresee consumer need for new offerings or technologies before we do.

There are now numerous competing companies that offer AI-powered solutions for real estate purposes, such as Redfin, Zillow, Keyway and others. Some of these competitors also aggregate property listings obtained through various sources, including the websites of property managers. Some of these competitors or potential competitors also have more established or varied relationships with customers in the real estate industry than we do, and they could use these advantages in ways that could affect our competitive position, including by entering the travel and accommodations businesses. For example, some competitors or potential competitors are creating “super-apps” where consumers can use many online services without leaving that company’s app, e.g., in particular regions, such as Asia, where e-commerce transactions are conducted primarily through apps on mobile devices. If any of these platforms are successful in offering services similar to ours to customers seeking similar solutions, or if we are unable to offer our services to customers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, any of which could materially adversely affect our business, results of operations, and financial condition. We also face increasing competition from search engines including Google. How Google presents AI-based real estate solution providers, and its potential promotion of future services that may be similar to ours and of our competitors, or similar actions from other search engines, and their practices concerning search rankings, could decrease our search traffic, increase traffic acquisition costs, and/or disintermediate our technologies and offerings.

Failing to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations, and financial condition.

We have acquired Roost Enterprises, Inc. (d/b/a Rhove) and have signed definitive agreements to acquire Naamche and Naamche Inc. Pvt. Ltd. recently, and may acquire more business, as we continue to evaluate potential acquisitions. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. For instance, we have signed a letter of intent to acquire USG (as defined above), a multi-industry information technology consulting company for a total purchase price of $40 million. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, our business, results of operations, and financial condition could be materially adversely affected.

In addition, we may not be successful in integrating acquisitions or the businesses we acquire may not perform as well as we expect. Any future failure to manage and successfully integrate acquired businesses could materially adversely affect our business, results of operations, and financial condition. Acquisitions involve numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technology platforms and realizing the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays, and failure to execute on the intended strategy and synergies;

●	failure of the acquired businesses to achieve anticipated revenue, earnings, or cash flow;

●	diversion of management’s attention or other resources from our existing business;

●	our inability to maintain the key customers, business relationships, suppliers, and brand potential of acquired businesses;

●	uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;

●	unanticipated costs associated with pursuing acquisitions or greater than expected costs in integrating the acquired businesses;

●	responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective data protection and privacy controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including tax laws;

●	difficulties in or costs associated with assigning or transferring to us or our subsidiaries the acquired companies’ intellectual property or its licenses to third-party intellectual property;

●	inability to maintain our culture and values, ethical standards, controls, procedures, and policies;

●	challenges in integrating the workforce of acquired companies and the potential loss of key employees of the acquired companies;

●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with GAAP; and

●	potential accounting charges to the extent goodwill and intangible assets recorded in connection with an acquisition, such as trademarks, customer relationships, or intellectual property, are later determined to be impaired and written down in value.

We may incur significant transaction and acquisition-related costs in connection with company acquisitions and such expenditures may create significant liquidity and cash flow risks for us.

We could further incur significant, nonrecurring, and recurring costs associated with potential related company acquisition(s), including costs associated with the continued integration of the businesses. In addition, we may continue to incur additional significant, nonrecurring costs in connection with completing a company acquisition. While we have assumed that this level of expense will be incurred, there are factors beyond our control that could affect the total amount, including other integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent any acquisition and integration expenses are higher than anticipated and we do not have sufficient cash, including the additional capital raised in any exempt or private placement offering, then we may experience liquidity or cash flow issues.

We intend to utilize a significant amount of indebtedness in the operation of our business.

We intend to employ prudent leverage, to the extent available, to fund the acquisition of companies, the acquisition of residential assets, refinancing existing debt and for other corporate and business purposes deemed advisable by us. In determining to use leverage, we assess a variety of factors, including without limitation the anticipated liquidity and price volatility of the assets in our investment portfolio, the cash flow generation capability of our assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets. We may continue to employ portfolio financing and expect to utilize credit facilities or other bank or capital markets debt financing, if available. We may consider seller or in-place financing, if available, from sellers of portfolios of residential assets and potentially financing from government sponsored enterprises if attractive programs are available. We may also utilize other financing alternatives such as securitizations, depending upon market conditions, and other capital raising alternatives such as follow-on offerings of our common stock, preferred shares and hybrid equity, among others. We have no limitation under our organizational documents or any contract on the amount of funds that we may borrow for any single investment or that may be outstanding at any one time in the aggregate. We may significantly increase the amount of leverage we utilize at any time without approval of our board of trustees.

Incurring substantial debt could subject us to many risks that, if realized, would adversely affect us, including the risk that: (i) our cash flow from operations may be insufficient to make required payments of principal and interest on the debt, which is likely to result in acceleration of such debt; (ii) our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing cost; (iii) we may be required to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing funds available for distributions to our stockholders, operations and capital expenditures, future acquisition opportunities, or other purposes; and, (iv) the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt financings or additional capital raising. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of substantial numbers of homes or portfolio companies on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our homes that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect us and cause the value of our common stock to decline.

Our technology that is currently being developed may not yield expected results or be delivered on time.

We could face delays, bugs, or crashes during and after the development process of any of our technologies that could cause adverse results on our timelines and ability to perform. We rely on our technology for our business model and scalability. Should the technology not yield the expected results, we may not be able to achieve scalability on the timeline or at all that we have forecasted. We rely on the ability of our employees to develop our technologies to achieve desired results. If our technologies take longer than expected to be commercialized due to any delays during their development, or not function as we intended, our business and results of operations may be materially affected.

The implementation of artificial intelligence (“AI”) into our technologies may prove to be more difficult than anticipated and may adversely affect our business.

Our future success depends, in part, upon our ability to address the needs of our customers by using and integrating AI technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. The costs of implementing new technology, including personnel, can be high, in both absolute and relative terms, and we may not achieve intended benefits of new technology initiative. Moreover, the implementation of AI technology can expose us to new or increased operational risks. For example, our implementation of certain new technologies, such as those related to AI, machine learning and automated decision making, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. Many of our competitors have substantially greater resources to invest in technological improvements or are technology focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. We may not be able to effectively develop AI technology-driven products and services or be successful in marketing these products and services to our customers, or effectively deploy new technologies to improve efficiency. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change and affecting the AI industry or to successfully implement such AI technologies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our success is based on our ability to commercialize our technologies and platforms and to create innovative new products and services to offer to our customers in the real estate industry. Our failure to achieve any of these outcomes would adversely impact our business.

The success of our business is based in large part upon our ability to commercialize our technologies and to create new products and services by integrating AI into the real estate industry solutions market. Maintaining or improving our current technology offerings to meet evolving industry standards and customer expectations, as well as developing commercially successful and innovative new technology, is challenging and expensive.

As standards and expectations evolve and new technology becomes available, we may be unable to identify, design, develop, and implement, in a timely and cost-effective manner, new technology offerings to meet those standards and expectations. As a result, we may be unable to compete effectively, and to the extent our competitors develop new technology offerings faster than us, they may render our offerings noncompetitive or obsolete. Additionally, even if we implemented new technology offerings in a timely manner, our customers may not accept or be satisfied by the technologies we developed and its applications.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common stock.

Our operations and technology are applications upon our internal operating systems, property management platforms, as well as external short-term rental platforms, like Airbnb and similar online platforms, which include certain automated processes that require access to telecommunications or the internet, each of which is subject to system security risks. Certain critical components are dependent upon third party service providers and a significant portion of our business operations are conducted over the internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the internet or operations at our third-party service providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the internet or at our third-party service providers could negatively impact our operations.

Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, employees and third-party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, any of which could adversely affect our results of operations, reputation and competitive position.

We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be adversely impacted.

Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. Our software and computer systems have been designed to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted.

If we are unable to adapt to changes in technology and the evolving demands of our customers, our business, results of operations, and financial condition could be materially adversely affected.

The real estate technology industry is characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new offering announcements, introductions, and enhancements, and changing consumer demands and preferences. Our future success will depend on our ability to adapt our technologies and services to evolving industry standards and local preferences and to continually innovate and improve the performance, features, and reliability of our technologies and services in response to competitive offerings and the evolving demands of customers. Our future success will also depend on our ability to adapt to emerging technologies such as tokenization, cryptocurrencies, new authentication technologies, such as biometrics, distributed ledger and blockchain technologies, AI, virtual and augmented reality, and cloud technologies, and their applicability into the markets in which we operate. As a result, we intend to continue to spend significant resources maintaining, developing, and enhancing our technologies and platform; however, these efforts may be more costly than expected and may not be successful. For example, we may not make the appropriate investments in new technologies, which could materially adversely affect our business, results of operations, and financial condition. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

Our use of “open source” software could adversely affect our ability to offer our platform and services and subject us to costly litigation and other disputes.

We have in the past incorporated and may in the future incorporate certain “open source” software into our code base as we continue to develop our platform and integrate services, technical architecture and software from acquired companies. Open source software is generally licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. From time to time, companies that use open source software have faced claims challenging the use of open source software or compliance with open source license terms. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. We could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms.

While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our proprietary source code, inadvertent use of open source software is fairly common in software development in the Internet and technology industries. Such inadvertent use of open source software could expose us to claims of non-compliance with the applicable terms of the underlying licenses, which could lead to unforeseen business disruptions, including being restricted from offering parts of our product which incorporate the software, being required to publicly release proprietary source code, being required to re-engineer parts of our code base to comply with license terms, or being required to extract the open source software at issue. Our exposure to these risks may be increased as a result of evolving our core source code base, introducing new offerings, integrating acquired-company technologies, or making other business changes, including in areas where we do not currently compete. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, results of operations, and financial condition.

If internet search engines’ methodologies or other channels that we utilize to direct traffic to our website are modified, or our search result page rankings decline for other reasons, our user growth could decline.

We depend in part on various internet search engines, such as Google and Bing, as well as other channels to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. For example, our competitors’ search engine optimization and other efforts may result in their websites receiving a higher search result page ranking than ours, internet search engines or other channels that we utilize to direct traffic to our website could revise their methodologies in a manner that adversely impacts traffic to our website, or we may make changes to our website that adversely impact our search engine optimization rankings and traffic. As a result, links to our website may not be prominent enough to drive sufficient traffic to our website, and we may not be able to influence the results.

We may experience a decline in traffic to our website if third-party browser technologies are changed, or search engine or other channels that we utilize to direct traffic to our website change their methodologies or rules, to our disadvantage. We expect the search engines and other channels that we utilize to drive users to our website to continue to periodically change their algorithms, policies, and technologies. These changes may result in an interruption in users’ ability to access our website or impair our ability to maintain and grow the number of users who visit our website. We may also be forced to significantly increase marketing expenditures in the event that market prices for online advertising and paid listings escalate or our organic ranking decreases. Any of these changes could have an adverse impact on our business and operating results.

Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.

We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of the refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and (6) the risk that necessary capital expenditures cannot be financed on favorable terms. If a property is pledged to secure payment of indebtedness and we cannot make the applicable debt payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations.

We cannot assure you that we will be able to access the capital and credit markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us. Our inability to obtain financing could have negative effects on our business. Among other things, to the extent we resume our rental operations, we could have great difficulty acquiring, re-developing or maintaining our properties, which would materially and adversely affect our business strategy and portfolio, and may result in our: (1) liquidity being adversely affected; (2) inability to repay or refinance our indebtedness on or before its maturity; (3) making higher interest and principal payments or selling some of our assets on terms unfavorable to us to service our indebtedness; or (4) issuing additional capital stock, which could further dilute the ownership of our existing stockholders.

Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our short-term rental homes.

To the extent we resume our short-term rental operations, incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our rental homes because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. For tax purposes, a foreclosure of any of our short-term rental homes would be treated as a sale of the home for a purchase price equal to the outstanding balance of the indebtedness secured by such rental home. If the outstanding balance of the indebtedness secured by such short-term rental homes exceeds our tax basis in the short-term rental home, we would recognize taxable income on foreclosure without receiving any cash proceeds.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

The financing arrangement that we have entered into with Churchill (as defined above) contain (and those we may enter into in the future likely will contain) covenants affecting our ability to incur additional debt under capitalized leases or contingent liabilities, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies.

If we fail to meet or satisfy any of these covenants in our financing arrangement with Churchill or any other debt agreements, we will be in default under these agreements, which could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. Additionally, borrowing base requirements associated with our financing arrangements may prevent us from drawing upon our total maximum capacity under these financing arrangements if sufficient collateral, in accordance with our facility agreements, is not available. Further, debt agreements entered into in the future may contain specific cross-default provisions with respect to other specified indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. If we default on several of our debt agreements or any single significant debt agreement, we could be materially and adversely affected.

Aspects of our business are subject to privacy, data use and data security regulations, which may impact the way we use data to target customers.

Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our manufacturing capabilities to current, past or prospective customers. In many jurisdictions consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the U.S., Europe and elsewhere, including the General Data Protection Regulation (“GDPR”) in the European Union, which became effective May 25, 2018, and the California Consumer Privacy Act of 2018 (“CCPA”), which was enacted on June 28, 2018 and became effective on January 1, 2020, create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In addition, the CCPA broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which amends and expands CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. Additional countries and states, including Nevada, Virginia, Colorado, Utah, and Connecticut, have also passed comprehensive privacy laws with additional obligations and requirements on businesses. These laws and regulations are increasing in severity, complexity and number, change frequently, and increasingly conflict among the various jurisdictions in which we operate, which has resulted in greater compliance risk and cost for us. In addition, we are also subject to the possibility of security breaches and other incidents, which themselves may result in a violation of these laws. The impact of these continuously evolving laws and regulations could have a material adverse effect on the way we use data to digitally market and pursue our customers.

Future changes to our pricing model could adversely affect our business.

We may from time to time decide to make changes to our pricing model for our Syndications and technologies due to a variety of reasons, including changes to the market for our products and services, and as competitors introduce new products and services. Changes to any components of our pricing model may, among other things, result in user dissatisfaction and could lead to a loss of users of our technologies and could negatively impact our operating results, financial condition, and cash flows.

Global economic, political and market conditions and economic uncertainty caused by the recent outbreak of coronavirus (COVID-19) may adversely affect our business, results of operations and financial condition.

The current worldwide volatility of financial markets, domestic inflationary pressures, various social and political tensions in the United States and around the world, and public health crises, such as the one caused by COVID-19, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Economic uncertainty can have a negative impact on our business through changing spreads, structures and purchase multiples, as well as the overall supply of investment capital.

Global economic conditions and consumer trends have shifted since early 2020 in response to the COVID-19 pandemic, and continue to persist and may have a long-lasting adverse impact on us and the travel industry independently of the progress of the pandemic. Additionally, we cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of disruptions in the financial markets since the COVID-19 pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and pricing across our portfolio and may cause one or more of our tenants to be unable to meet their rent obligations to us in full, or at all, or to otherwise seek modifications of such obligations. In addition, to the extent we hold any properties, governmental authorities may enact laws that will prevent us from taking action against tenants who do not pay rent. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. As a result of these factors, there can be no assurance that we will be able to successfully monitor developments and manage our investments in a manner consistent with achieving our investment objectives.

Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely affect our operations.

We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We anticipate that, to the extent that we have any real estate and real estate-related assets, we will hold such assets (i) directly, (ii) through wholly-owned subsidiaries, (iii) through majority-owned joint venture subsidiaries, and, (iv) to a lesser extent, through minority-owned joint venture subsidiaries.

In connection with the Section 3(a)(1)(C) analysis, the determination of whether an entity is a majority-owned subsidiary of our Company is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company that is a majority-owned subsidiary of such person. The Investment Company Act further defines voting security as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries. We also treat subsidiaries of which we or our wholly-owned or majority-owned subsidiary is the manager (in a manager-managed entity) or managing member (in a member-managed entity) or in which our agreement or the agreement of our wholly-owned or majority-owned subsidiary is required for all major decisions affecting the subsidiaries (referred to herein as “Controlled Subsidiaries”), as majority-owned subsidiaries even though none of the interests issued by such Controlled Subsidiaries meets the definition of voting securities under the Investment Company Act. We reached our conclusion on the basis that the interests issued by the Controlled Subsidiaries are the functional equivalent of voting securities. We have not asked the SEC staff for concurrence of our analysis, our treatment of such interests as voting securities, or whether the Controlled Subsidiaries, or any other of our subsidiaries, may be treated in the manner in which we intend, and it is possible that the SEC staff could disagree with any of our determinations. If the SEC staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets. Any such adjustment in our strategy could have a material adverse effect on us.

Certain of our subsidiaries may rely on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate”. This exclusion generally requires that at least 55% of the entity’s assets on an unconsolidated basis consist of qualifying real estate interests and at least 80% of the entity’s assets consist of qualifying real estate interests or real estate-related assets. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.

To classify the assets held by our subsidiaries as qualifying real estate interests or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC or its staff regarding the treatment of assets as qualifying real estate interests or real estate-related assets, will not change in a manner that adversely affects our operations. In fact, in August 2011, the SEC published a concept release in which it asked for comments on this exclusion from regulation. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exemption from the need to register or exclusion under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen.

Furthermore, although we intend to monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exclusion from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common stock, the sustainability of our business model and our ability to make distributions.

Registration under the Investment Company Act would require us to comply with a variety of substantive requirements that impose, among other things:

●	limitations on capital structure;

●	restrictions on specified investments;

●	restrictions on leverage or senior securities;

●	restrictions on unsecured borrowings;

●	prohibitions on transactions with affiliates; and

●	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we could be prohibited from engaging in our business, and criminal and civil actions could be brought against us.

Registration with the SEC as an investment company would be costly, would subject us to a host of complex regulations and would divert attention from the conduct of our business, which could materially and adversely affect us.

Our dependence upon our business partners and their key personnel whose continued service is not guaranteed.

Our business operations are supported by relationships with key business partners, such as Naamche, and other potential business partners we may collaborate with, including vendors, suppliers, service providers, and other strategic partners. The loss of one or more of these key business partners, or a significant change in the terms of our relationship with them, could disrupt our business operations and negatively impact our financial performance. Furthermore, the success of our partnerships depends on the continued service and expertise of key personnel at Naamche, other companies we collaborate with and other companies we may acquire in the future, and we cannot guarantee that these individuals will remain with Naamche or their respective companies, or continue to provide the same level of service or expertise to us. If these individuals leave or are unable to continue providing their services, our ability to maintain and grow our business relationships could be negatively impacted, which could harm our financial results.

Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform.

Though we are internally managed, we have used third-party vendors and service providers to provide certain services for our past properties, and we may also subcontract for such services in the future. For example, we have previously engaged third-party home improvement professionals with respect to certain maintenance and specialty services, such as HVAC, roofing, painting and floor installations of our past properties.

Selecting, managing and supervising these third-party service providers requires significant resources and expertise, and because our future property portfolio may consist of geographically dispersed properties, our ability to adequately select, manage and supervise such third parties may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated. We generally do not have exclusive, direct or long-term contractual relationships with the third-party providers performing the ultimate services, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. If we do not select, manage and supervise appropriate third parties to provide these services, our reputation and financial results may suffer. Notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, misconduct, incompetence or theft by our third-party service providers, including our general contractors. In addition, any removal or termination of third-party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by such third-party service providers will reflect poorly on us and could significantly damage our reputation among desirable residents. In the event of fraud or misconduct by a third party, we could also be exposed to material liability and be held responsible for damages, fines or penalties and our reputation may suffer. In the event of failure by our general contractors to pay their subcontractors, to the extent we hold any properties, such properties may be subject to filings of mechanics or materialmen’s liens, which we may need to resolve to remain in compliance with certain debt covenants, and for which indemnification from the general contractors may not be available.

In the future, we may have operations in countries known to experience high levels of corruption and any violation of anti-corruption laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, state-owned or controlled enterprises, and/or private entities and individuals for the purpose of obtaining or retaining business. We may have operations in, and that otherwise deal with countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors, agents, or users that could be in violation of various laws, including the FCPA and anti-bribery laws in these countries. Failure to comply with any of these laws and regulations may result in extensive internal or external investigations as well as significant financial penalties and reputational harm, which could materially adversely affect our business, results of operations, and financial condition.

We rely on our international offices to provide back office support functions, and if we are unable to manage the challenges associated with our international operations, our ability to operate our business may be adversely affected.

We maintain an international office in India with 7 employees and we also get assistance from the employees of Carthagos, an entity that we invested in located in Brazil. Employees at these locations provide back-office support services including branding, marketing, design, finance and accounting, as well as research and development activities related to our technology. Operations outside the U.S. are subject to legal, political and operational risks that may be greater than those present in the U.S. If the Company is unable to address and overcome these risks, its operations could be interrupted or its growth could be limited, which may have an adverse effect on its business and operating results.

These risks include, but are not limited to:

●	failure of telecommunications and connectivity infrastructure;

●	imposition of government controls and restrictions;

●	exposure to different business practices and legal standards;

●	restrictions imposed by local labor practices and laws;

●	compliance with local laws and regulations on a timely basis;

●	difficulties and costs associated with staffing and managing foreign operations;

●	reduced protection for intellectual property rights in some countries;

●	political, social and economic instability and terrorism.

●	natural disasters and public health emergencies;

●	potentially adverse tax consequences; and

●	fluctuations in foreign currency exchange rates.

We may not obtain the necessary regulatory approvals or satisfy all of the closing conditions to complete the acquisitions of Naamche, Inc. and Naamche, Inc. Pvt. Ltd.

On December 3, 2023, we entered into a Stock Purchase Agreement, dated as of December 3, 2023 (the “First Purchase Agreement”), by and among us, Naamche, the selling shareholders of Naamche identified therein (each a “Seller,” and, collectively, the “Sellers”), and Ramesh Pathak as the representative of the Sellers (the “Sellers’ Representative”), pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of Naamche not already owned by us (the “First Acquisition”). Concurrently with the execution of the First Purchase Agreement, we also entered into a Stock Purchase Agreement, dated as of December 3, 2023 (the “Second Purchase Agreement,” and together with the First Purchase Agreement, the “Purchase Agreements”), by and among us, Naamche, Inc. Pvt. Ltd., the Sellers and the Sellers’ Representative, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of Naamche, Inc. Pvt. Ltd. (the “Second Acquisition,” and together with the First Acquisition, the “Acquisitions”).

The completion of the Acquisitions is subject to satisfaction or waiver of certain closing conditions set out in the Purchase Agreements, which with respect to the Second Purchase Agreement, includes the receipt of regulatory approval from the Department of Industries of Nepal for the transactions contemplated by the Second Purchase Agreement. Furthermore, the closing of the First Acquisition is contingent upon the satisfaction or waiver of all of the closing conditions set out in the Second Purchase Agreement.

There can be no assurance that the Acquisitions will be completed as described, and whether we will obtain the required regulatory approval from the Department of Industries of Nepal. In the event we do not complete the Acquisitions, we will have incurred significant amount of professional and legal fees and expenses without adding any value or benefit to us or our stockholders.

The inability to protect our intellectual property rights could harm our reputation, damage our business or interfere with our competitive position.

Our intellectual property is valuable and provides us with certain competitive advantages. Copyrights, patents, trademarks, service marks, trade secrets, technology licensing agreements, nondisclosure agreements and contracts are used to protect these proprietary rights. Despite these precautions, it may be possible for third parties to copy aspects of our products or, without authorization, to obtain and use information that we regard as trade secrets. Our pending patents may be denied, and our patents may be circumvented by our competitors. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technologies. Our failure to adequately protect our proprietary rights could have a material adverse effect on our competitive position and our business.

Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm to our business.

We are subject to a variety of laws and regulations that involve matters such as: privacy; data protection; personal information; rights of publicity; content; marketing; distribution; data security; data retention and deletion; electronic contracts and other communications; consumer protection; and online payment services. These laws and regulations are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently. Additionally, as we depend on third parties for key services, we rely on such third-party service providers’ compliance with laws and regulations regarding privacy, data protection, consumer protection, and other matters relating to our customers.

We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Various federal and state privacy and data security laws and regulatory standards create data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

We may not successfully detect and prevent fraud, misconduct, incompetence or theft by our third-party service providers. In addition, any removal or termination of third-party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by such third-party service providers will reflect poorly on us and could significantly damage our reputation among guests. In the event of fraud or misconduct by a third party, we could also be exposed to material liability and be held responsible for damages, fines or penalties and our reputation may suffer.

We may in the future be subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

The Internet and technology industries are characterized by significant creation and protection of intellectual property rights and by frequent litigation based on allegations of infringement, misappropriation, or other violations of such intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents, trademarks, and copyrights, and applications of the foregoing, that they allege cover significant aspects of our technologies, content, branding, or business methods. Moreover, companies in the Internet and technology industries are frequent targets of practicing and non-practicing entities seeking to profit from royalties in connection with grants of licenses. Like many other companies in the Internet and technology industries, we sometimes enter into agreements which include indemnification provisions related to intellectual property which can subject us to costs and damages in the event of a claim against an indemnified third party.

We may receive in the future communications from third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights, including alleged patent infringement. Additionally, we may in the future be involved in claims, suits, regulatory proceedings, and other proceedings involving alleged infringement, misuse, or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights. Intellectual property claims against us, regardless of merit, could be time consuming and expensive to litigate or settle and could divert our management’s attention and other resources.

Claims involving intellectual property could subject us to significant liability for damages and could result in our having to stop using certain technologies, content, branding, or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding, or business methods, which could require significant effort and expense and make us less competitive. Any of these results could materially adversely affect our ability to compete and our business, results of operations, and financial condition.

We may introduce new offerings or changes to existing offerings or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, and other intellectual property rights claims from competitors, other practicing entities, and non-practicing entities. Similarly, our exposure to risks associated with various intellectual property claims may increase as a result of acquisitions of other companies. Third parties may make infringement and similar or related claims after we have acquired a company or technology that had not been asserted prior to the acquisition.

If we fail to accurately report and present non-GAAP financial measures, together with our financial results determined in accordance with GAAP, investors may lose confidence and our stock price could decline. Additionally, stockholders may consider GAAP measures to be more relevant to our operating performance than the non-GAAP financial measures we present.

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures, such as Adjusted EBITDA, may be useful in evaluating our operating performance. We present Adjusted EBITDA measures as supplemental measures in evaluating the performance of our operations and to provide better transparency into our results of operations. We intend to continue to present Adjusted EBITDA and other non-GAAP financial measures in future filings with the SEC and other public statements. We may in the future fail to accurately report non-GAAP financial measures we present, or elect not to report or adjust the calculation of certain non-GAAP financial measures we present. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

The market price of our stock may also fluctuate based on future non-GAAP financial results we may present if investors base their investment decisions on such non-GAAP financial measures. If we decide to alter or discontinue the use of non-GAAP financial measures in reporting our annual and quarterly results of operations, the market price of our stock could be adversely affected if investors analyze our performance in a different manner.

Loss of our current executive officers or other key management could significantly harm our business.

We depend on the industry experience and talent of our current executives, including Giri Devanur, our Founder and Chief Executive Officer, and Michael J. Logozzo, our Chief Operating Officer and President. We also rely on individuals in key management positions within our operations, finance, strategy, marketing and technology teams. We believe that our future results will depend, in part, upon our ability to retain and attract highly skilled and qualified management. The loss of our executive officers or any key personnel could have a material adverse effect on our operations because other officers might not have the experience and expertise to readily replace these individuals. To the extent that one or more of our top executives or other key management personnel depart from our company, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to our business. We do not have any key person insurance.

If we are unable to hire qualified persons, or unable to retain, motivate and develop our employees, our revenue could be adversely affected.

In order to support revenues and revenue growth, we may need to develop, train and retain our employees and any sales force we may develop to advance our mission objectives. Our ability to hire qualified employees or build and develop a qualified sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number and different types of products; our ability to manage effectively an outbound tele sales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; our ability to effectively structure our sales force; and our ability to effectively manage a multi-location sales organization, including field sales personnel. If we are unable to hire and retain qualified employees and sales personnel, including any sales force management team we may have, or if our employees are unproductive, our revenues or growth rate could decline and our expenses could increase. We may face additional challenges in hiring employees in an increasingly competitive job market.

Risks Related to the Real Estate Industry

Our Syndications, and subsequently our, operating results are subject to general economic conditions and risks associated with the subsidiary’s real estate assets.

To the extent we resume our operations in the rental business segment, our segment and consolidated operating results will be subject to risks generally incident to the ownership and rental of residential real estate, many of which are beyond our control, including, without limitation:

●	changes in global, national, regional or local economic, demographic or real estate market conditions;

●	changes in job markets and employment levels on a national, regional and local basis;

●	declines in the value of residential real estate;

●	overall conditions in the housing market, including:

●	macroeconomic shifts in demand for rental homes;

●	inability to lease or re-lease short-term rent homes to guests on a timely basis, on attractive terms, or at all;

●	failure of guests to pay rent when due or otherwise perform their short-term rental obligations;

●	unanticipated repairs, capital expenditures, weather events and possible damages from them, or other costs;

●	uninsured damages;

●	increases in property taxes, homeowners’ association (HOA) fees and insurance costs;

●	level of competition for suitable short-term rental homes;

●	terms and conditions of purchase contracts;

●	costs and time period required to convert acquisitions to short-term rental homes;

●	changes in interest rates and availability of financing that may render the acquisition of any homes difficult or unattractive;

●	the illiquidity of real estate investments, generally;

●	the short-term nature of most or all guest stays and the costs and potential delays in re-renting;

●	changes in laws, including those that increase operating expenses or limit our ability to increase short-term rental rates;

●	the impact of potential reforms relating to government-sponsored enterprises involved in the home finance and mortgage markets;

●	rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;

●	disputes and potential negative publicity in connection with guest stays;

●	costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold;

●	casualty or condemnation losses;

●	the geographic mix of our properties;

●	the cost, quality and condition of the properties we are able to acquire; and

●	our ability to provide adequate management, maintenance and insurance.

Any one or more of these factors could adversely affect our business, financial condition and results of operations.

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing costs of property, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for any properties we may hold in the future. In an inflationary environment, depending on the homebuilding industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which would reduce our profit margins. As a result of unfavorable market conditions of high interest rates to combat high inflation, we have since halted our short-term rental operations, which may affect our results of operations for that segment for the foreseeable future.

We may not be able to effectively manage our growth, and any failure to do so may have an adverse effect on our business and operating results.

Our future operating results may depend on our ability to effectively manage our potential growth in this segment if we resume such operations, which is dependent, in part, upon our ability to:

●	stabilize and manage an increasing number of properties and guest relationships across a geographically dispersed portfolio while maintaining a high level of guest satisfaction, and building and enhancing our brand;

●	identify and supervise a number of suitable third parties on which we rely to provide certain services outside of property management to our properties;

●	attract, integrate and retain new management and operations personnel; and

●	continue to improve our operational and financial controls and reporting procedures and systems.

We can provide no assurance that we will be able to manage our properties or grow our business efficiently or effectively, or without incurring significant additional expenses. Any failure to do so may have an adverse effect on our business and operating results.

Our investments are and will continue to be concentrated in certain markets and in the single-family properties sector of the real estate industry, thus, exposing us to risk concentrations, which, in turn, exposes us to risk caused by seasonal fluctuations in short-term rental demand and downturns in certain markets or in the single-family properties sector.

Our investments in real estate assets have been concentrated in certain markets and in the single-family properties sector of the real estate industry until our recent change in business strategy. This made our investments exposed to concentrations of risk as a result. For example, a downturn or slowdown in the short-term rental demand for single-family housing caused by adverse economic, regulatory or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. Likewise, there are seasonal fluctuations in short-term rental demand. The aforementioned risk concentrations expose us to greater fluctuation risk in our operating results, which, in turn, can affect our actual results and ability to achieve our business plan.

In addition to general, regional, national and international economic conditions, the operating performance of this segment may be impacted by macroeconomic conditions affecting the real estate industry. We based, and expect to continue doing so once we resume acquisition of real estate assets, a substantial part of our previous business plan on the belief that property values and operating fundamentals for single-family properties in our markets will continue to increase. However, these markets have experienced substantial economic downturns in the past and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will increase if at all. If economic downturn in these markets return or if we fail to accurately predict the timing of the economic performance of these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results and our ability to make distributions to our stockholders and cause the value of our common stock to decline.

If our techniques for managing risk are ineffective, we may be exposed to unanticipated losses.

In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to market, operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation or as a result of the lack of adequate, accurate or timely information. If our risk management efforts are ineffective, we could suffer losses or face litigation, particularly from our clients, and sanctions or fines from regulators.

Our techniques for managing risks may not fully mitigate the risk exposure in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than historical measures predict. Our more qualitative approach to managing those risks could prove insufficient, exposing us to unanticipated losses in our net asset value and therefore a reduction in our revenues.

Our real estate investments will be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties and other investments for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, if we resume real estate investments for short-term rentals, we will have limited ability to vary our future portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. Moreover, the senior mortgage loans, subordinated loans, mezzanine loans and other loans and investments we may originate or purchase will be particularly illiquid investments due to their short life and the greater difficulty of recoupment in the event of a borrower’s default. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments and our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

We may not be able to effectively control the timing and costs arising from renovation of our properties, and the cost of maintaining rental properties is generally higher than the cost of maintaining owner-occupied homes, which may adversely affect our operating results and ability to make distributions to our stockholders.

Our previous properties often required some level of renovation either immediately upon their acquisition or in the future. While our focus is on rent-ready homes, we may acquire properties that we plan to extensively renovate. We may also acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. In addition, from time to time, we may perform ongoing maintenance or make ongoing capital improvements and replacements and perform significant renovations and repairs that insurance may not cover. Because our portfolio may consist of geographically dispersed properties, our ability to adequately monitor or manage any such renovations or maintenance may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated.

Our properties may have infrastructure and appliances of varying ages and conditions. Consequently, we will retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, supply-chain challenges for material required to complete work timely and cost effectively, and poor workmanship. If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our stockholders may be adversely affected.

Further, renters impose additional risks to owning real property. Renters do not have the same interest as an owner in maintaining a property and its contents and generally do not participate in any appreciation of the property. Accordingly, renters may damage a property and its contents, and may not be forthright in reporting damages or amenable to repairing them completely or at all. A rental property may need repairs and/or improvements after each resident vacates the premises, the costs of which may exceed any security deposit provided to us by the resident when the rental property was originally leased. Accordingly, the cost of maintaining rental properties can be higher than the cost of maintaining owner-occupied homes, which will affect our costs of operations and may adversely impact our ability to make distributions to our stockholders.

Our leases are relatively short-term in nature, typically a few days or weeks, which exposes us to the risk that we may have to re-lease our properties frequently and we may be unable to do so on attractive terms, on a timely basis or at all.

Because short-term rental leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rental rates more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our resident turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. In addition, to the extent that a potential resident is represented by a leasing agent, we may need to pay all or a portion of any related agent commissions, which will reduce the revenue from a particular rental home. Alternatively, to the extent that a lease term exceeds one year, we may miss out on the ability to raise rents in an appreciating market and be locked into a lower rent until such lease expires. If the rental rates for our properties decrease or our residents do not renew their leases, our operating results and ability to make distributions to our stockholders could be adversely affected.

We face significant competition in the short-term rental market for guests, which may limit our ability to short-term rent our properties on favorable terms.

We believe that our competitors include:

●	Arrived Homes, Pacaso, Invitation Homes, real estate developers with short-term rentals, and mom-and-pop hosts; and

●	Hotel chains, such as Marriott, Hilton, Accor, Wyndham, InterContinental, and Huazhu, as well as boutique hotel chains and independent hotels.

Our rental operations segment has historically depended on short-term rental income from guests to cover our operating costs, and we expect that to the extent we resume these operations, we will remain dependent on rental income. As a result, our success depends in large part upon our ability to attract guests for our properties. We face competition for guests from other lessors of single-family properties, apartment buildings and condominium units. Competing properties may be newer, better located and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms. This competition may affect our ability to attract and retain guests and may reduce the short-term rental rates we are able to charge.

In addition, we could also be adversely affected by high vacancy rates of short-term rentals in our markets, which could result in an excess supply of short-term rental homes and reduce occupancy and rental rates. Continuing development of apartment buildings and condominium units in many of our markets will increase the supply of housing and exacerbate competition for residents.

No assurance can be given that we will be able to attract guests. If we are unable to short-term rent our homes to suitable guests, we would be adversely affected and the value of our common stock could decline.

We may acquire alternative property types that may have less appreciation and could be more difficult to dispose of.

While our acquisition strategy is focused on rent-ready single-family homes, we may in the future acquire multifamily vacation rentals, experimental homes, experiential homes, or other vacation rental viable properties. These homes may add liquidity risk and could be harder to sell at optimal prices with proper timing.

Competition in identifying and acquiring our properties could adversely affect our ability to implement our business and growth strategies, which could materially and adversely affect us.

We compete with a variety of institutional investors, including real estate investment trusts, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. We also compete with individual private home buyers and small-scale investors. Certain of our competitors may be larger in certain of our markets and may have greater financial or other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of properties that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objectives or to achieve positive investment results, and our failure to accomplish any of the foregoing could have a material adverse effect on us and cause the value of our common stock to decline.

Compliance with governmental laws, regulations and covenants that are applicable to our properties or that may be passed in the future, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays, and adversely affect our growth strategy.

Short-term rental homes are subject to various covenants and local laws and regulatory requirements, including permitting, licensing and zoning requirements. Local regulations, including municipal or local ordinances, restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring any of our properties or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. Additionally, such local regulations may cause us to incur additional costs to renovate or maintain our properties in accordance with the particular rules and regulations. We cannot assure you that existing regulatory policies will not adversely affect our ability to achieve results in terms of adherence to our forecasted plans and achieved in service rental properties on our projected timeline. Likewise, regulatory policies may adversely affect the timing or cost of our future acquisitions or renovations Additional regulations may be adopted that will increase delays or result in additional costs. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses and approvals. Our failure to obtain such permits, licenses and approvals could have a material adverse effect on us and cause the value of our common stock to decline.

We may become a target of legal demands, litigation (including class actions), and negative publicity by tenant and consumer rights organizations, which could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.

Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our markets. We may attract attention from some of these organizations and become a target of legal demands, litigation, and negative publicity. Many consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and with the increased market for homes arising from displaced homeownership. Some of these organizations may shift their litigation, lobbying, fundraising, and grassroots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take or what remedies they may seek.

Additionally, such organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain or limit our business operations, adversely impact our business, or may generate negative publicity for our business and harm our reputation. If they are successful in any such endeavors, they could directly limit and constrain our operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

We may from time to time in the future acquire some of our homes through the auction process, which could subject us to significant risks that could adversely affect us.

If and when we resume purchases of real estate property, we may from time to time acquire some of our properties through the auction process, including auctions of homes that have been foreclosed upon by third party lenders. Such auctions may occur simultaneously in a number of markets, including monthly auctions on the same day of the month in certain markets. As a result, we may only be able to visually inspect properties from the street and will purchase these homes without a contingency period and in “as is” condition with the risk that unknown defects in the property may exist. Upon acquiring a new home, we may have to evict residents who are in unlawful possession before we can secure possession and control of the home. The holdover occupants may be the former owners or residents of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming or generate negative publicity for our business and harm our reputation. For any assets acquired not currently operating as rent-ready properties, an amount up to 6 months of recurring operating expenses will be set aside as reserves. This reserve amount is in addition to any proposed, budgeted and/or actual expenses incurred related to the renovation of a property.

Title defects could lead to material losses on our investments in our properties.

Our title to a property may be challenged for a variety of reasons, and in such instances title insurance may not prove adequate. We may, from time to time, in the future, acquire a number of our properties on an “as is” basis, at auctions or otherwise. When acquiring properties on an “as is” basis, title commitments are often not available prior to purchase and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on short-term renting, or purchasing the wrong residence without the benefit of title insurance prior to closing. This could lead to a material if not complete loss on our investment in such properties.

For properties we acquire at auction, we similarly do not obtain title insurance prior to purchase, and we are not able to perform the type of title review that is customary in acquisitions of real property. As a result, our knowledge of potential title issues will be limited, and no title insurance protection will be in place. This lack of title knowledge and insurance protection may result in third parties having claims against our title to such properties that may materially and adversely affect the values of the properties or call into question the validity of our title to such properties. Without title insurance, we are fully exposed to, and would have to defend ourselves against, such claims. Further, if any such claims are superior to our title to the property we acquired, we risk loss of the property purchased.

Increased scrutiny of title matters could lead to legal challenges with respect to the validity of the sale. In the absence of title insurance, the sale may be rescinded and we may be unable to recover our purchase price, resulting in a complete loss. Title insurance obtained subsequent to purchase offers little protection against discoverable defects because they are typically excluded from such policies. In addition, any title insurance on a property, even if acquired, may not cover all defects or the significant legal costs associated with obtaining clear title.

Any of these risks could adversely affect our operating results, cash flows, and ability to make distributions to our stockholders.

Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results.

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties, unpaid real estate tax, utilities, or HOA charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors, or other persons dealing with the acquired entities, and tax liabilities. Purchases of single-family properties acquired at auction, in short sales, from lenders, or in portfolio purchases typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers. Such properties also often have unpaid tax, utility, and HOA liabilities for which we may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition. In that regard, for any assets acquired not currently operating as rent-ready properties, an amount up to 6 months of recurring operating expenses will be set aside as reserves. This reserve amount is in addition to any proposed, budgeted and/or actual expenses incurred related to the renovation of a property. Additionally, such properties may be subject to covenants, conditions, or restrictions that restrict the use or ownership of such properties, including prohibitions on short-term renting. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

Environmentally hazardous conditions may adversely affect us.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or short-term rent the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially and adversely affect us.

Compliance with new or more stringent environmental laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, and proximity to power lines or other issues. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by the activities of residents, existing conditions of the land, operations in the vicinity of the properties or the activities of unrelated third parties. In addition, we may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability or other sanctions.

If we fail to attract guests, or if we fail to provide high-quality stays and experiences, our business, results of operations, and financial condition would be materially adversely affected.

Our short-term rental business, to the extent we list any properties for rent in online real estate platforms in the future, depends on our ability to maintain our properties and engage in practices that encourage guests to book those properties, including increasing the number of nights that are available to book, providing timely responses to inquiries from guests, offering a variety of desirable and differentiated listings at competitive prices that meet the expectations of guests, and offering hospitality, services, and experiences that satisfy guests and which prospective guests view as valuable. If we do not establish or maintain a sufficient number of listings and availability for listings, or if the number of nights booked declines for a particular period, or the prices we are able to charge declines, our revenue would decline and our business, results of operations, and financial condition would be materially adversely affected.

Additional reasons for our financial performance may be affected by economic, social, and political factors; perceptions of trust and safety in our properties; negative experiences with guests, including guests who damage our property, throw unauthorized parties, or engage in violent and unlawful acts; and our decision to remove guests for not adhering to our guest standards or other factors we deem detrimental to our community. Our business, results of operations, and financial condition could be materially adversely affected if we cannot attract guests to rent and/or visit our acquired properties. If and when we resume these operations, our results of operations may be further affected by travel and consumer behaviors in response to macroeconomic factors, such as high inflation, which can result in lower demand for travel.

Properties could be difficult to short-term rent, which could adversely affect our revenues.

The properties we may acquire are vacant at the time of closing and we may not be successful in attracting guests to short-term rent the individual properties that we acquire as quickly as we had expected or at all. Rental revenues may be affected by declines in market rental rates more quickly than if our leases were for longer terms. Even if we are able to find guests as quickly as we had expected, we may incur vacancies and may not be able to re-short-term rent those properties without longer-than-assumed delays, which may result in increased renovation and maintenance costs. In addition, the value of a vacant property could be substantially impaired. Vacant homes may also be at risk for fraudulent activity which could impact our ability to lease a home. As a result, if vacancies continue for a longer period of time than we expect or indefinitely, we may suffer reduced revenues, which may have a material adverse effect on us.

Declining real estate valuations and impairment charges could adversely affect our financial condition and operating results.

We periodically review the value of our properties to determine whether their value, based on market factors, projected income and generally accepted accounting principles, has permanently decreased such that it is necessary or appropriate to take an impairment loss in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. The reduction of net income from impairment losses could lead to a reduction in our dividends, both in the relevant accounting period and in future periods. Even if we do not determine that it is necessary or appropriate to record an impairment loss, a reduction in the intrinsic value of a property would become manifest over time through reduced income from the property and would therefore affect our earnings and financial condition.

We may be involved in a variety of litigation.

We may be involved in a range of legal actions in the ordinary course of business. These actions may include, among others, challenges to title and ownership rights, disputes arising over potential violations of HOA rules and regulations, issues with local housing officials arising from the condition or maintenance of the property, outside vendor disputes and trademark infringement and other intellectual property claims. These actions can be time-consuming and expensive, and may adversely affect our reputation. Although we are not currently involved in any legal or regulatory proceedings that we expect would have a material adverse effect on our business, results of operations or financial condition, and such proceedings may arise in the future.

We may suffer losses that are not covered by insurance.

We attempt to ensure that our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, wind, pollution, acts of war, acts of terrorism or riots, for which we may self-insure or which may not always or generally be insured against because it may not be deemed economically feasible or prudent to do so. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In particular, a number of our properties may be located in areas that are known to be subject to increased earthquake activity, fires, or wind and/or flood risk. While we may have policies for earthquakes and hurricane and/or flood risk, our properties may nonetheless incur a casualty loss that is not fully covered by insurance. In such an event, the value of the affected properties would be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in such properties and could potentially remain obligated under any recourse debt associated with such properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a particular property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect us and cause the value of our common stock to decline. In addition, we may have no source of funding to repair or reconstruct the damaged home, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.

We face possible risks associated with natural disasters and extreme weather events (the frequency and severity of which may be impacted by climate change), which may include more frequent or severe storms, extreme temperatures and ambient temperature increases, hurricanes, flooding, rising sea levels, shortages of water, droughts, and wildfires, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, extreme temperatures and ambient temperature increases, hurricanes, flooding, rising sea levels, shortages of water, droughts, and wildfires (although it is currently impossible to accurately predict the impact of climate change on the frequency or severity of these events), any of which could have a material adverse effect on our business, results of operations, and financial condition. We will operate in certain areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to our properties or the surrounding area. For example, to the extent climate change causes changes in weather patterns or an increase in extreme weather events, our coastal destinations could experience increases in storm intensity and rising sea-levels causing damage to our properties and result in a reduced number of listings in these areas. Other destinations could experience extreme temperatures and ambient temperature increases, shortages of water, droughts, wildfires, and other extreme weather events that make those destinations less desirable. Climate change may also affect our business by increasing the cost of, or making unavailable, property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs, including the availability and cost of water or energy, and requiring us to expend funds as we seek to repair and protect our properties in connection with such events. As a result of the foregoing and other climate-related issues, we may decide to remove such listings from our platform. If we are unable to provide listings in certain areas due to climate change, we may lose guests, which could have a material adverse effect on our business, results of operations, and financial condition.

Eminent domain could lead to material losses on our investments in our properties.

Governmental authorities may exercise eminent domain to acquire the land on which our properties are built in order to build roads and other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties. In addition, “fair value” could be substantially less than the real market value of the property for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain.

Laws, regulations, and rules that affect the short-term rental may limit our ability to offer short-term rentals and could expose us to significant penalties, which could have a material adverse effect on our business, results of operations, and financial condition.

Hotels and groups affiliated with hotels, neighborhoods, and communities have engaged and will likely continue to engage in various lobbying and political efforts for stricter regulations governing short-term rentals with both local and national jurisdictions. These groups and others cite concerns around affordable housing and over-tourism in major cities, and some state and local governments have implemented or considered implementing rules, ordinances, or regulations governing the short-term rental of properties and/or home sharing. Such regulations include ordinances that restrict or ban short-term rentals, set annual caps on the number of days we can rent our homes for short-term rental, require us to register with the municipality or city, or require us to obtain permission before offering short-term rentals. In addition, some jurisdictions regard short-term rental as “hotel use” and claim that such use constitutes a conversion of a residential property to a commercial property requiring a permitting process. Macroeconomic pressures and public policy concerns could continue to lead to new laws and regulations, or interpretations of existing laws and regulations, which limit the ability of hosts to share their spaces. If laws, regulations, rules, or agreements significantly restrict or discourage short-term rentals in certain jurisdictions, it would have a material adverse effect on our business, results of operations, and financial condition.

Guest, or third-party actions that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our properties and our ability to attract and retain guests and materially adversely affect our reputation, business, results of operations, and financial condition.

We have no control over or ability to predict the actions of our guests and other third parties, such as neighbors or invitees, either during the guest’s stay, experience, or otherwise, and therefore, we cannot guarantee the safety of our guests, and third parties. The actions of guests and other third parties can result in fatalities, injuries, other bodily harm, fraud, invasion of privacy, property damage, discrimination and brand and reputational damage, which could create potential legal or other substantial liabilities for us. We do not verify the identity of our guests nor do we verify or screen third parties who may be present during a reservation. We rely on the booking sites’ ability to validate the guests’ information. The verification processes used by the booking sites are beneficial but not exhaustive and have limitations due to a variety of factors, including laws and regulations that prohibit or limit their ability to conduct effective background checks in some jurisdictions, the unavailability of information, and the inability of their systems to detect all suspicious activity. There can be no assurances that these measures will significantly reduce criminal or fraudulent activity.

If guests, or third parties engage in criminal activity, misconduct, fraudulent, negligent, or inappropriate conduct or use our properties as a conduit for criminal activity, consumers may not consider our listings safe, and we may receive negative media coverage, or be subject to involvement in a government investigation concerning such activity, which could adversely impact our brand and reputation – thereby impacting our operating results.

The methods used by perpetrators of fraud and other misconduct are complex and constantly evolving, and our trust and security measures may currently or in the future be insufficient to detect and help prevent all fraudulent activity and other misconduct. In addition, certain regions where we are planning to operate have higher rates of violent crime or more relaxed safety standards, which can lead to more safety and security incidents, and may adversely impact the bookings of our properties in those regions and elsewhere.

If criminal, inappropriate, fraudulent, or other negative incidents occur due to the conduct of guests or third parties, our ability to attract and retain guests would be harmed, and our business, results of operations, and financial condition would be materially adversely affected – thereby impacting other guests. Such incidents may in the future prompt stricter home short-term rental regulations or regulatory inquiries into our policies and business practices.

Measures that we are planning to take to ensure the trust and safety of our properties may cause us to incur significant expenditures and may not be successful.

We are planning to take measures to ensure the trust and safety of our properties, to combat fraudulent activities and other misconduct and improve trust, such as using smart locks, noise monitoring systems, and potentially use identity scanners at each property. These measures are long-term investments in our business to promote the trust and safety of our properties; however, some of these measures increase friction by increasing the number of steps required to be able to rent one of our properties, which could reduce Guest activity, and could materially and adversely affect our business, results of operations, and financial condition. The timing and implementation of these measures will vary across geographies. There can be no assurance that our plans to invest in the trust and safety of our properties will be successful, significantly reduce criminal or fraudulent activity on or off our properties, or be sufficient to protect our reputation in the event of such activity.

The acquisition of homes may be costly and unsuccessful, and, when acquiring portfolios of homes we may acquire some assets that we would not otherwise purchase.

Our original business model involved acquiring homes through a variety of channels, renovating these homes to the extent necessary and leasing them to guests. When acquiring homes on an individual basis through foreclosure sales or other transactions, these acquisitions of homes may be costly and may be less efficient than acquisitions of portfolios of homes. Alternatively, portfolio acquisitions are more complex than single-home acquisitions, and we may not be able to implement this strategy successfully. The costs involved in locating and performing due diligence (when feasible) on portfolios of homes as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the portfolio on terms that we view as favorable. In addition, a seller may require that a group of homes be purchased as a package even though we may not want to purchase certain individual assets in the portfolio.

To the extent we acquire a portfolio of leased homes and the management and leasing of such homes has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain assets purchased in bulk portfolios do not fit our Investment Criteria, we may decide to sell these assets, which could take an extended period of time and may not result in a sale at an attractive price.

Properties that are being sold through short sales or foreclosure sales are subject to risks of theft, mold, infestation, vandalism, deterioration or other damage that could require extensive renovation prior to renting and adversely impact operating results.

When a property is put into foreclosure due to a default by the owner on its mortgage obligations or the value of the property is substantially below the outstanding principal balance on the mortgage and the owner decides to seek a short sale, the owner may abandon the home or cease to maintain the home as rigorously as the owner normally would. Neglected and vacant properties are subject to increased risks of theft, mold, infestation, vandalism, general deterioration and other maintenance problems that may persist without appropriate attention and remediation. If we begin to purchase a large volume of properties in bulk sales and are not able to inspect them immediately before closing on the purchase, we may purchase properties that may be subject to these problems, which may result in maintenance and renovation costs and time frames that far exceed our estimates. These circumstances could substantially impair our ability to quickly renovate and lease such homes in a cost efficient manner or at all, which would adversely impact our operating results.

We are subject to certain risks associated with bulk portfolio acquisitions and dispositions.

We may acquire and dispose of properties we acquire or sell in bulk from or to other owners of single-family homes, banks and loan servicers. When we acquire a portfolio of properties we may not be permitted, or it may not be feasible for us, to perform on-site inspections of all or any of the properties in the portfolio (or, if applicable, underlying the loans in the portfolio) prior to our acquisition of the portfolio. Such inspection processes may fail to reveal major defects associated with such properties, which may cause the amount of time and cost required to renovate and/or maintain such properties to substantially exceed our estimates. Moreover, to the extent the management and short-term renting of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. As a result, the value of any such properties could be lower than we anticipated at the time of acquisition, and/or such properties could require substantial and unanticipated renovations prior to their conversion into rental homes.

Our evaluation of homes involves a number of assumptions that may prove inaccurate, which could result in us paying too much for any such assets we acquire or overvaluing such assets or such assets failing to perform as we expect.

In determining whether particular homes meet our Investment Criteria, we make a number of assumptions, including, in the case of homes, assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and resident default rates. These assumptions may prove inaccurate. As a result, we may pay too much for homes we acquire or overvalue such assets, or our homes may fail to perform as we expect. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer homes qualifying under our Investment Criteria, including assumptions related to our ability to lease homes we have purchased. Reductions in the supply of homes that meet our Investment Criteria may adversely affect our ability to implement our investment strategy and operating results.

Furthermore, the homes that we will acquire may vary materially in terms of time to possession, renovation, quality and type of construction, location and hazards. Our success will depend on our ability to acquire homes that can be quickly possessed, renovated, repaired, upgraded and rented with minimal expense and maintained in rentable condition. Our ability to identify and acquire such homes is fundamental to our success. In addition, the recent market and regulatory environments relating to homes and residential mortgage loans have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of homeowners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which significantly increases the time period between the acquisition of, and the leasing of, a home. Such changes affect the accuracy of our assumptions and, in turn, may adversely affect us.

A significant portion of portfolio properties’ costs and expenses are fixed and we may not be able to adapt our cost structure to offset declines in our revenue.

Many of the expenses associated with acquiring and holding a portfolio properties, such as real estate taxes, HOA fees, personal and property taxes, insurance, utilities, acquisition, renovation and maintenance costs, and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenues. Some components of our fixed assets will depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures will also be affected by inflationary increases and certain of our cost increases may exceed the rate of inflation in any given period or market. By contrast, short-term rental income will be affected by many factors beyond our control, such as the availability of alternative short-term rental housing and economic conditions in our markets. In addition, state and local regulations may require the properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that limit our ability to increase short-term rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing short-term rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.

Analysis of the value or income-producing ability of a property is highly subjective and may be subject to error. We value potential investments based on yields and risks, taking into account estimated future losses on the commercial real estate loans and the mortgaged property included in the securitization’s pools or select commercial real estate equity investments, and the estimated impact of these losses on expected future cash flows and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Increasing property taxes, HOA fees and insurance costs may negatively affect our financial results.

The cost of property taxes and insuring our properties is a significant component of our expenses. Our properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of our properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our expenses will increase. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale.

In addition, a significant portion of our properties may be located within HOAs and we are subject to HOA rules and regulations. HOAs have the power to increase monthly charges and make assessments for capital improvements and common area repairs and maintenance. Property taxes, HOA fees, and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with property taxes, HOA fees and assessments or insurance rise significantly and we are unable to increase rental rates due to rent control laws or other regulations to offset such increases, our results of operations would be negatively affected.

Risks Related to Ownership of Our Common Stock

Giri Devanur, our Chief Executive Officer, owns a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval and control the direction of our business.

Giri Devanur, our Chief Executive Officer, beneficially owns approximately 62.64% of our common stock. As long as Mr. Devanur continues to hold this percentage of beneficial ownership, he will be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through its voting power. Accordingly, for such a period of time, Mr. Devanur will have significant influence with respect to our management, business plans and policies. In particular, for so long as Mr. Devanur continues to hold his shares, he may be able to cause or prevent a change of control of the Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. Such concentrated control may also make it difficult for our other stockholders to receive a premium for their common stock in the event that we merge with a third party or enter into different transactions that require stockholder approval.

The market price and trading volume of our common stock may continue to be highly volatile, which could lead to a loss of all or part of a stockholder’s investment.

Recently, the stock markets generally have experienced, and will probably continue to experience, price and volume fluctuations that have affected the market price of the shares of many small-cap companies. These fluctuations have often been unrelated to the operating results of such companies and in recent times have been exacerbated by investors’ concerns stemming from the COVID-19 pandemic, geopolitical issues and changes in macroeconomic conditions. Factors that may affect the volatility of our stock price include the following:

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

We are unable to predict when instances of trading volatility or “short-squeezing” may occur or how long such dynamics may last. Under these circumstances, we would caution you against investing in our common stock unless you are prepared to incur the risk of incurring substantial losses. Further, stockholders may institute securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

The Common Warrants contain “full ratchet” anti-dilution provisions, which may result in a greater number of common stock issued upon exercise of the Common Warrants than if the Common Warrants were exercised at the exercise price in effect at the time of this offering.

On November 21, 2023, we entered into a placement agency agreement with Maxim Group LLC, pursuant to which we sold 1,600,000 units on a best-efforts basis at a price of $5.00 per unit, and each unit was comprised of one share and one and a half warrant to purchase one and a half share of common stock, with each warrants being exercisable for a five-year period to purchase an additional share at a price of $5.00, subject to adjustments specified therein, including “full ratchet” anti-dilution provisions (the “Common Warrants”).

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

Price protection provisions attached to our GEM Warrants reduced the amount of capital we will receive upon exercise of such GEM Warrants and may also result in dilution to our stockholders.

Pursuant to the terms of the terms of the warrants issued on October 23, 2023 (the “GEM Warrants”), in connection with that certain Share Purchase Agreement between GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) and us, dated December 1, 2022 (the “GEM Agreement”), the exercise price of such warrants was reset to $371.90 (the “Adjusted Exercise Price”) on the date of the closing of our recent public offering and shall be further subject to adjustment as provided in the GEM Warrants (see “Recent Developments – GEM Facility” for more information on the GEM Agreement and GEM Warrants). The exercise price of the GEM Warrants is further subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock; upon issuance of additional common stock or common stock equivalents, as determined by a formula set forth in the GEM Warrants; and upon the anniversary of the GEM Warrants’ issuance. Holders of GEM Warrants are entitled to exercise their GEM Warrants at the Adjusted Exercise Price.

Because these price protection provisions lower the price at which shares of our common stock will be issued upon exercise of the GEM Warrants, if such GEM Warrants are exercised for cash, we will receive reduced proceeds. Such reduction in proceeds may have an adverse effect on our future working capital requirements.

We may incur penalties under the Registration Rights Agreement, which may materially affect our results of operations.

Concurrently with the GEM Agreement, we entered into a Registration Rights Agreement, dated December 1, 2022 (the “Registration Rights agreement”) between us and GEM, which provides that we have to use our reasonable best efforts to have a registration statement for the resale of the shares of common stock issued to GEM under the GEM Agreement (the “GEM Registration Statement”) on the 45th calendar day after the date on which such GEM Registration Statement is filed with the SEC; provided, however, that if the SEC provides comments to such GEM Registration Statement, we must use our reasonable best efforts to have the GEM Registration Statement be declared effective as soon as possible after resolving such comments (the “Effectiveness Deadline”).

In accordance with the Registration Rights Agreement, we may be subject to a penalty of $10,000 for each day following the Effectiveness Deadline until the GEM Registration Statement has been declared effective with the SEC. We have, since filing the GEM Registration Statement, receive comments from the SEC and intend to respond as soon as practicable. However, we cannot assure GEM will not seek penalties under the GEM Agreement. Incurring these penalties may adversely affect our business, results of operations and financial condition and limit cash available for other business purposes in order to comply with the Registration Rights Agreement.

We may not be able to maintain brand recognition and potential investors’ awareness of or familiarity with our business, which may impact our common stock price and liquidity.

Although we have been able to engage with an audience of potential customers and/or investors of seventy six thousand people through different channels – webinars, email distribution, marketing materials, and others –, there is no guarantee that they will remember our existence or have a comprehensive understanding of our business. Brand recognition among our investor community may be limited, particularly with those community members who are not actively engaged with our Company or have not closely followed our progress. As a result, there is a risk that the demand for our shares may be constrained by the lack of widespread brand recognition and investor awareness.

Additionally, we first started our business as a short-term rental start-up that focused on Syndicating (as defined above) short-term rental properties. Since then, we have shifted our business focus to developing AI technologies for the real estate technology market and have halted our Syndications and related operations. Given this business strategy pivot, we cannot assure investors will still recognize us as the same company they previously were aware of or that this recent business shift will make our common stock more attractive to previous or new investors.

Further, our common stock trading may depend on the market’s perception and understanding of our business, which has recently changed. Investors’ awareness and familiarity with our industry, products, services, and competitive landscape are crucial factors influencing their decision to invest in our company. However, there is a risk that potential investors may have limited knowledge or incomplete understanding of our business model, technology, AI, or market potential. This lack of awareness or familiarity could impact their willingness to invest in our shares, thereby affecting demand.

Our ability to create demand for shares may be influenced by the competitive landscape in which we operate. If our competitors have a more established brand presence, greater market visibility, or a larger investor base, potential investors may be more inclined to invest in their offerings rather than ours. In such a scenario, we may face challenges in attracting investors and generating adequate demand for our shares.

Future sales of common stock by our existing stockholders or selling stockholders could cause our share price to decline.

There can be no assurance that our existing stockholders will not sell all of their shares of common stock, resulting in an oversupply of our common stock on Nasdaq. In the case of a lack of supply of our common stock, the trading price of our common stock may rise to an unsustainable level. Further, institutional investors may be discouraged from purchasing our common stock if they are unable to purchase a block of our common stock in the open market due to a potential unwillingness of our existing stockholders to sell a sufficient amount of common stock at the price offered by such institutional investors and the greater influence individual investors have in setting the trading price. If institutional investors are unable to purchase our common stock, the market for our common stock may be more volatile without the influence of long-term institutional investors holding significant amounts of our common stock. In the case of a lack of market demand for our common stock, the trading price of our common stock could decline significantly and rapidly after our listing. Furthermore, the decision by our directors and officers, who retain significant ownership of our common stock, to sell, or refrain from selling, shares of common stock from time to time, could impact the market supply and trading volumes of our common stock, thereby affecting market prices and creating additional volatility, which impact will increase if the percentage of shares sold by our existing stockholders from time to time decreases. Therefore, an active, liquid and orderly trading market for our common stock may not initially develop or be sustained, which could significantly depress the public price of our common stock and/or result in significant volatility, which could affect your ability to sell your shares of common stock.

Because we are a “controlled company” as defined in the Nasdaq Stock Market Rules, you may not have protection of certain corporate governance requirements which otherwise are required by Nasdaq’s rules.

Under Nasdaq’s rules, a controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. We are a controlled company because Mr. Giri Devanur, our chief executive officer and chairman, holds more than 50% of our voting power. For so long as we remain a controlled company, we are not required to comply with the following permitted to elect to rely, and may rely, on certain exemptions from the obligation to comply with certain corporate governance requirements, including:

●	our board of directors is not required to be comprised of a majority of independent directors;

●	our board of directors is not subject to the compensation committee requirement; and

●	we are not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee composed solely of independent directors.

We have not taken advantage of these exemptions. As a result, to the extent that we take advantage of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Although we do not currently intend to take advantage of the controlled company exemptions, we cannot assure you that, in the future, we will not seek to take advantage of these exemptions.

Our failure to meet the continued listing requirements of the Nasdaq could result in a delisting of our common stock and could make it more difficult to raise capital in the future.

Nasdaq has listing requirements for inclusion of securities for trading on the Nasdaq, including minimum levels of stockholders’ equity, market value of publicly held shares, number of public stockholders and stock price. There can be no assurance that we will be successful in maintaining our listing on the Nasdaq as it is possible that we may fail to satisfy the continued listing requirements, such as the corporate governance requirements or the minimum stock price requirement. If we fail to satisfy the continued listing requirements, the Nasdaq may take steps to delist our common stock. Such a delisting, or the announcement of such delisting, will have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may attempt to take actions to restore our compliance with the Nasdaq listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum listing requirements or prevent future non-compliance with the Nasdaq listing requirements. If we do not maintain the listing of our common stock on the Nasdaq, it could make it harder for us to raise additional capital in the long-term. If we are unable to raise capital when needed in the future, we may have to cease or reduce operations.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase shares of common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Furthermore, our Credit Agreement contains negative covenants that limit our ability to pay dividends. For more information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We are subject to additional regulatory burdens resulting from our public listing on Nasdaq.

We are continuously working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial management control systems to manage our obligations as a public company listed on the Nasdaq. These areas include corporate governance, corporate controls, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal controls over financial reporting. However, we cannot assure holders of our common stock that these and other measures that we might take will be sufficient to allow us to satisfy our obligations as a public company listed on the Nasdaq on a timely basis. In addition, compliance with reporting and other requirements applicable to public companies listed on the Nasdaq will create additional costs for us and will require the time and attention of management. We cannot predict the amount of the additional costs that we might incur, the timing of such costs or the impact that management’s attention to these matters will have on our business.

We may sell additional common stock or other securities that are convertible or exchangeable into common stock in subsequent offerings or may issue additional common stock or other securities to finance future acquisitions.

We cannot predict the size or nature of future sales or issuances of securities or the effect, if any, that such future sales and issuances will have on the market price of the common stock. Sales or issuances of substantial numbers of common stock or other securities that are convertible or exchangeable into common stock, or the perception that such sales or issuances could occur, may adversely affect prevailing market prices of the common stock. With any additional sale or issuance of common stock or other securities that are convertible or exchangeable into common stock, investors will suffer dilution to their voting power and economic interest in our Company. Furthermore, to the extent holders of any stock options or other convertible securities convert or exercise their securities and sell the common stock they receive, the trading price of the common stock may decrease due to the additional amount of common stock available in the market.

To the extent we may issue additional equity interests, our stockholders’ percentage ownership interest in our Company would be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, you may also experience dilution in the value of your shares and in the earnings and dividends per share.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim of breach of fiduciary duty owed by any director, officer or stockholder;

●	any action asserting a claim against us arising under the Delaware General Corporation Law (“DGCL”), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;

●	any action arising pursuant to any provision of our Bylaws or Certificate of Incorporation; and

●	any action asserting a claim against us or any current or former director, officer or stockholder that is governed by the internal-affairs doctrine.

This provision does not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.

For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, these choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. Further, these choice of forum provisions may increase the costs for a stockholder to bring such a claim and may discourage them from doing so.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Our board of directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements.

The rights of our stockholders to take action against our directors and officers are limited.

Our Certificate of Incorporation provides for indemnification of our directors and officers to the fullest extent authorized or permitted under Delaware law, except to the extent such exemption from liability or limitation thereof is not permitted under the DGCL as the same exists or hereafter may be amended.

Our Bylaws obligates us to indemnify each of our directors or officers who is or is threatened to be made a party to or witness in a proceeding by reason of his or her service in those or certain other capacities, to the maximum extent permitted by Delaware law, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former director or officer of us or serving in such other capacities. In addition, we have entered into separate indemnification agreements with our directors and officers, which provide that we may be obligated to reimburse the expenses reasonably incurred by our present and former directors and officers in connection with such proceedings. As a result, we and our stockholders may have more limited rights to recover money damages from our directors and officers than might otherwise exist absent these provisions in our Bylaws or that might exist with other companies, which could limit your recourse in the event of actions that are not in our best interests.

We are an emerging growth company and a smaller reporting company and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make the common stock less attractive to investors.

We are an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an EGC until the earliest to occur of (i) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock pursuant to this registration statement; (iii) the date on which it has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; or (iv) the date it qualifies as a “large accelerated filer” under the rules of the SEC, which means the market value of the common stock held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter after it has been a reporting company in the United States for at least 12 months. For so long as we remain an EGC, it is permitted to and intends to rely upon exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”).

We may take advantage of some, but not all, of the available exemptions available to EGCs. We cannot predict whether investors will find the common stock less attractive if it relies on these exemptions. If some investors find the common stock less attractive as a result, there may be a less active trading market for the common stock and the price of the common stock may be more volatile.

We are also a smaller reporting company, as defined in Rule 405 promulgated under the Securities Act (“SRC”). As an SRC, our Company intends to utilize certain reduced disclosure requirements, including publishing two years of audited financial statements instead of three years, as required for companies that do not qualify as an SRC. Our Company will remain an SRC until the last day of the fiscal year in which it had (i) a public float that exceeded $250 million or (ii) annual revenues of more than $100 million and a public float that exceeded $700 million. To the extent our Company takes advantage of such reduced disclosure obligations, it may make comparison of its financial statements to those of other public companies difficult or impossible.

After our Company ceases to be an SRC, it is expected to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of SOX.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We are strategically integrating cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our risk management team works closely with our consultants to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Our cybersecurity policy is based on the guidance from the National Institute of Standards and Technology (NIST) on cybersecurity framework to assess our cybersecurity risk and governance practices. The NIST framework is designed to assist organizations in identifying, assessing, and managing cybersecurity risks to protect critical infrastructure and sensitive information. The guidance provided by NIST covers a wide range of organizational assets, including physical and digital assets such as data, information systems, networks, hardware, software, operations technology, and human resources. By adhering to the NIST framework, we can implement effective security controls, establish robust incident response strategies, and foster a culture of cybersecurity awareness and resilience.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engaged with external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. Our consultants assist with our overall cybersecurity posture, recommend remediation and implementing as needed. Any third-party engaged to assist with our cybersecurity risk management framework is directly engaged by us. This enables us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration includes regular audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we are implementing stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes regular assessments on an ongoing basis. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The board of directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. We are currently establishing robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stockholder confidence.

Management’s Role Managing Risk

The Chief Executive Officer (“CEO”), Chief Operating Officer and President (“COO”) and Chief Financial Officer (“CFO”) play a pivotal role in managing cybersecurity risks. They get comprehensive briefings on a regular basis. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the CEO, COO and CFO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the board of directors’ oversight is proactive and responsive. The board of directors actively participate in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives.

Risk Management Monitoring

Our cybersecurity consultants primarily help us with assessing, monitoring, and managing our cybersecurity risks. This help us to be up to date with emerging cybersecurity risks as well as providing effective prevention, detection, mitigation and remediation of cybersecurity incidents, to the extent we have any in the future. We are actively working on implementing processes to regularly monitor our information systems. This includes deployment of advanced security measures as well as regular audits. For instance, we implemented Multi Factor Authentication (MFA) for electronic communications, applications and cloud infrastructure, and we also implemented strict rules for outgoing electronic messages to mitigate risks related to impersonation. We also implemented controls for incoming electronic messages to mitigate a range of cyber-attacks, such as computer viruses, malicious or destructive codes, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, monitoring, misuse, loss or destruction of confidential, proprietary and any other material information of the Company. Additionally, we have implemented security trainings for employees and staff targeting the recognition of phishing campaigns. We are pursuing industry standard security certifications and committed to be up to date with them. Various policies and procedures are being developed including incident response plans, communication plans and disaster recovery plans.

Security Training

We provide security training to our employees on regular basis, so they are equipped with recognizing and responding to security threats in a consistent manner. We also will be conducting internal security campaigns and adjust our training material accordingly as needed.

Reporting to Board of Directors

The COO, in his capacity, regularly informs the CFO and CEO of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing us. Furthermore, significant cybersecurity matters, and strategic risk management decisions will be escalated to our audit committee, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues. Once escalated, the audit committee will be provided with information on data protection, threat intelligence, incident response and any other relevant cybersecurity information and incidents to best assess the situation and prepare accordingly. The audit committee will also review steps management is taking to monitor and control any potential exposure, including results of internal and external audits.

ITEM 2. PROPERTIES.

Our principal office is located at 6515 Longshore Loop, Suite 100, Dublin OH 43017, with a satellite office in New Jersey and Bengaluru, India. At our principal office in Dublin, OH, we pay approximately $1,600 per month to use a co-working business center on a 12-month licensing basis. For our satellite office in New Jersey, located at 525 Washington Blvd 300, Jersey City, NJ 7310, we pay approximately $4,600 per month to use a co-working business center on a 16-month licensing basis. Our satellite office in India is located at No 7, 3rd Floor, MKP Road, Padmanabhanagar, Bengaluru 560070, India and we pay approximately $570 per month towards a lease that expires on August, 31, 2026. We believe both locations are suitable and adequate for our current levels of operations and anticipated growth.

As of December 31, 2023, we owned and operated one real estate property located in Texas, which has been put for sale while we re-evaluate our business strategy in regards to property acquisitions in this high-interest rate economic environment. Properties acquired are intended to be used as short-term rental properties in our rental business segment. The following table presents certain additional information about our property as of December 31, 2023:

Properties(1)	General Character	Year Built	Location	Mortgage Loan Amount	Interest Rate	Maturity	Use of Property	Nature of Title(2)
825 Austrian Road(3)	SFR		Grand Prairie,Texas	$247,000	7.50%	1/01/2053	Short-Term Rental	Warranty Deed
Total				$247,000

(1)	We do not have any leases in place for this property.

(2)	We own simple interests in this property.

(3)	This property was sold on March 6, 2024.

ITEM 3. LEGAL PROCEEDINGS.

Parent Company Litigation

On December 27, 2021, Ms. Valentina Isakina, a board advisor of our former parent company, reAlpha Tech Corp., (the “Parent Company”) filed a lawsuit in the United States District Court for the Southern District of Ohio (the “District Court”) against the Parent Company in connection with her termination package. After three months of service, the Parent Company discontinued her services as she was not the right fit for the Parent Company’s needs. reAlpha Tech Corp. contends that pursuant to the terms of her employment agreement, she was offered 12,500 shares of reAlpha Tech Corp., to vest over a period of time, however, she never accepted the shares.Ms. Isakina, on the other hand, contends she is owed up to 5% from reAlpha Tech Corp. in connection with an alleged agreement to serve on the board of directors. reAlpha Tech Corp. denied the existence of such agreement.

On November 3, 2023, an order was served by the District Court in connection with this proceeding (the “Court Order”). The Court Order granted summary judgment against Ms. Isakina and in favor of the Company, regarding Ms. Isakina’s claims of relief, including breach of contract claims, promissory estoppel and unjust enrichment. Then, Ms. Isakina then appealed to the United States Court of Appeals for the Sixth Circuit (the “Appeals Court”).  Subsequent to Ms. Isakina’s filing with the Appeals Court, the Company and Ms. Isakina entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the Company agreed to pay Ms. Isakina an amount agreed upon by the parties of cash in exchange for a full and final settlement of all judgments and claims that have been asserted by Ms. Isakina against the Company, its subsidiaries, affiliates and others (the “Settlement Amount”). The Company paid the Settlement Amount to Ms. Isakina on February 20, 2024, and Ms. Isakina filed her stipulation of dismissal of her claims with prejudice with the Appeals Court on the same date.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Capital Market under the symbol “AIRE” since October 23, 2023. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 7, 2024 we had 3129 shareholders of record. This number does not include an indeterminate number of holders whose shares are held by brokers in street name. Our stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Equity Compensation Plan Information

See Item 11, Executive Compensation, for information about our equity compensation plan.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, the terms of any indebtedness and general financial condition. The payment of any cash dividends will be within the discretion of the board at such time. In addition, the board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion and analysis here and throughout this report contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors”.

Change in fiscal year

On December 12, 2023, our board of directors approved a change to our fiscal year end from April 30 to December 31, effective as of December 31, 2023. Accordingly, references to our fiscal year 2022 and prior years mean the fiscal year ended on April 30 of such year, and references to our fiscal year 2023 and beyond mean the fiscal year ended on December 31 of such year. In addition, in transitioning to our new fiscal year end, references to the transition period mean the eight-month transition period between May 1, 2023 and December 31, 2023 covered in this report.

Business Overview

Originally, our operational model was asset-heavy and built on utilizing our proprietary AI-powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the property’s performance as a short-term rental.

Due to current macroeconomic conditions, such as escalating interest rates, inflation, and elevated property prices, our real estate acquisition operations have been halted. Instead, our current focus will be directed towards the continuous enhancement and refinement of our AI technologies for commercial use to generate technology-derived revenue. For instance, in November 2023 we announced the commercial launch of GENA, an AI-powered technology that develops or enhances already existing personalized listing descriptions for residential properties to be listed in real estate online platforms, such as Airbnb, Inc.’s (Airbnb), Zillow and others. Since then, GENA’s subscription has been under limited availability to a select group of real estate professionals to ensure the platform’s scalability to a larger number of users. Although we have not yet generated revenue through GENA since its launch, we intend to continue commercializing our technologies to further add technology-derived revenue streams.

We may resume the complementary asset-heavy model from our rental business segment if the prevailing interest rates and other macroeconomic factors align more favorably with such business model. In the meantime, our growth strategy will encompass both organic and inorganic methods through commercialization of our AI technologies that are in varying stages of development and acquisitions of complementary businesses and technologies. In particular, we have recently entered into a letter of intent to acquire USG (as defined above), a multi-industry information technology consulting company. Although we are still conducting due diligence in connection with this proposed acquisition, we believe that USG’s operations will complement our business model and accelerate our proposition to expand our technology offerings to customers by offering IT services, staffing and accounting services and others.

Our reportable segments consist of (i) platform services and (ii) rental business. Our platform services segment offers and develops AI-based products and services to customers in the real estate industry. We are actively developing four operating technologies that are in varying stages of development: reAlpha BRAIN, reAlpha HUMINT, GENA, AIRE and reAlpha App. Our rental business segment, to the extent we resume operations, focuses on purchasing properties for syndication, which process is powered by our platform services technologies.

(i) Platform Services

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

Our platform services segment technologies include: (i) reAlpha BRAIN, (ii) reAlpha HUMINT, (iii) GENA, (iv) AIRE, (v) reAlpha App and (vi) myAlphie.

myAlphie was sold on May 17, 2023, and it stopped contributing to our revenues as of such date, except for the revenue generated for the ongoing technical support we are providing to the buyer of myAlphie. Although we have not yet generated revenues from our developed technologies, we expect that once our technologies are fully operational and available for commercial use by customers, we will generate revenue through subscriptions, licensing fees, pay-per-use basis or other fee arrangements. To the extent we resume operations of our short-term rental operations, we expect to receive fee based revenues from conducting Syndications on the reAlpha App.

(ii) Rental Business

Our rental business segment operations are currently on hold due to current macroeconomic conditions, such as escalating interest rates, inflation, and elevated property prices. We anticipate resuming operations within this segment through the acquisition of properties and Syndications when the prevailing interest rates and other macroeconomic factors align more favorably with such business model.

To the extent we resume these operations, we plan to utilize our AI-powered technologies to analyze and acquire short-term rental properties that meet our internal investment criteria, or the “Investment Criteria,” which is analyzed and determined by our technologies, for syndication purposes, which short-term rental properties are referred to as “Target Properties.” Once the Target Properties are acquired, they are prepared for rent and listed on short-term rental sites, and, when warranted, disposed of for profits. We plan to make investing in our Target Properties available to investors via our subsidiary, Roost Enterprises, Inc. (“Rhove”). Rhove, along with Rhove Real Estate 1, LLC, reAlpha Acquisitions Churchill, LLC and future Syndication LLCs (the “Rhove SBU”), will create and manage limited liability companies (each, a “Syndication LLC”) to syndicate one or more of the Target Properties through exempt offerings. Once the Syndication LLCs are in place, Rhove will launch exempted offerings to sell membership interests in such properties to investors, through the purchase of membership interests in the Syndication LLCs, pursuant to Regulation A or Regulation D, each as promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (each, a “Syndication”).  We refer to such investors as “Syndicate Members.” To further facilitate the investment process in the Syndication LLCs, our reAlpha App will work parallel with the Syndication process to allow investors to purchase membership interests in those properties and become Syndicate Members. We intend to generate revenue through our property Syndications on the reAlpha App to the extent we resume these operations.

Syndicate Members differ significantly to the holders of our common stock. Rights among Syndicate Members may also vary among each other depending on the specific terms and conditions agreed to in the offering documents pursuant to which the holder becomes a Syndicate Member. By becoming a Syndicate Member, the holder will not acquire any rights to the Company’s common stock and, therefore, will not be entitled to vote, receive a dividend or exercise any other rights of a stockholder of the Company. Likewise, acquiring shares of our common stock will not provide the stockholders the status of Syndicate Member. Both Syndicate Members and our stockholders will receive the same quarterly financial metric information of our listed properties through the reAlpha App and the reAlpha website, which will also be available to the general public without a login, concurrently with our consolidated quarterly results (as more fully described under “Segments – Platform Services” above), to the extent we resume these operations. Syndicate members that have access to the reAlpha App will only receive personalized financial information respective to their individual holdings in each of our Syndications. To date, we have not developed a secondary trading market for equity interests in our Syndication LLCs. While the potential establishment of such a market may be considered in the future, we have not made any decisions to develop a secondary trading market at this time.

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

Recent Developments

Sale of myAlphie LLC

Effective May 17, 2023, the Company (the “Seller”) entered into a Second Side Letter Amendment (the “Second Amendment”) to that certain Membership Interest Purchase Agreement between us and turnit Holdings, LLC (“Turnit”), dated as of December 31, 2022 (the “Purchase Agreement”) to finalize a transaction that was originally contemplated through the Purchase Agreement. Turnit is an indirect subsidiary of Crawford Hoying, which is owned and partially controlled by Brent Crawford, the former chairman of the Company’s board of directors. CH REAlpha Investments, LLC, and CH REAlpha Investments II, LLC are also managed by Mr. Crawford. The Purchase Agreement was previously amended by a First Side Letter Agreement dated March 11, 2023 (the “First Amendment”), which was entered into between the Turnit and Seller. The Purchase Agreement provided for Turnit’s acquisition of all the issued and outstanding membership interests of myAlphie, LLC (the “Subsidiary”). Since the sale of myAlphie, we have provided Turnit with technical support services related to myAlphie.

Prior to the execution of the Purchase Agreement and pursuant to the Downstream Merger, the Company held myAlphie LLC as a subsidiary, along with (a) all its technology and intellectual property, and (b) two on-demand promissory notes in the amounts of $975,000 and $4,875,000 payable to CH REAlpha Investments, LLC, and CH REAlpha Investments II, LLC, respectively (together, the “Promissory Notes”). Upon closing of the Purchase Agreement (a) the Seller sold all of its interests in myAlphie LLC, and (b) Turnit assumed the Seller’s remaining liabilities and outstanding obligations under the Promissory Notes.

Launch of GENA

On November 1, 2023, we announced the launch of GENA, formerly known as “BnBGPT”, an AI-powered technology that develops, or enhances already existing, personalized listing descriptions for residential properties to be listed in online platforms, including Airbnb, Inc.’s platform, Zillow, VRBO and others. We had previously utilized GENA for internal use, and we expect that the revenue model for GENA is pay-per-use with a number of free credits for new users. This is subject to change as we evolve the product to generate further revenue from the technology. For more details on GENA, see our section “Segments – Platform Services – GENA” below.

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

 Execution of Purchase Agreements to Acquire Naamche, Inc. and Naamche, Inc. Pvt. Ltd.

On December 3, 2023, we entered into the First Purchase Agreement (as defined above) by and among us, Naamche, the Sellers and Sellers’ Representative, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of Naamche not already owned by us (the “First Acquisition”), in exchange for: (i) 225,000 shares (the “Shares”) of the our restricted common stock to be issued to the Sellers within 9 months from the closing date of the Acquisitions (as defined below) (the “Closing Date”), with each Seller receiving a number of Shares based on such Seller’s Relative Share (as defined in the First Purchase Agreement); and (ii) $450,000 in cash, payable to the Sellers in the 3 year period following the Closing Date based on the achievement of specified revenue-based targets (the “Contingent Payments,” and together with the Shares, the “U.S. Naamche Purchase Price”). The Shares will be subject to vesting over a 3 year period commencing from the date of issuance (the “Vesting Period”), provided that the Sellers remain actively involved in the management and operations of Naamche and Naamche Inc. Pvt. Ltd. during the Vesting Period. As of the date of execution of the First Purchase Agreement, we owned 25% of the issued and outstanding capital stock of Naamche.

Concurrently with the execution of the First Purchase Agreement, we also entered into the Second Purchase Agreement (as defined above) by and among us, Naamche, Inc. Pvt. Ltd., a corporation formed in the country of Nepal (“Nepal Naamche”), the Sellers and the Sellers’ Representative, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of Nepal Naamche (the “Second Acquisition,” and together with the First Acquisition, the “Acquisitions”), in exchange for $50,000 in cash payable to each Seller based on such Seller’s Relative Share (as defined in the Second Purchase Agreement) (the “Nepal Naamche Purchase Price,” and together with the U.S. Naamche Purchase Price, the “Purchase Price”).

Subsequently, on February 2, 2024, the Company, Nepal Naamche and the Sellers entered into an Amended and Restated Stock Purchase Agreement (the “Amended and Restated Agreement,” and together with the First Purchase Agreement, the “Purchase Agreements”), which amends, restates and supersedes the Second Purchase Agreement in its entirety. The Amended and Restated Agreement provides for, in addition to the transactions contemplated by the Second Purchase Agreement, a post-closing covenant of the Company to subscribe for and purchase from Nepal Naamche an aggregate of 135,000 shares of its common stock during the one-year period following the Closing Date, at a price per share of Nepalese Rupees 100, pursuant to the terms of one or more subscription agreements to be entered into between the Company and Nepal Naamche. As of the date of this report, we have not yet entered into any such subscription agreements with Nepal Naamche.

The closing of the Acquisitions is subject to the satisfaction or waiver of certain closing conditions set out in the Purchase Agreements, which with respect to the Amended and Restated Agreement, includes the receipt of regulatory approval from the Department of Industries of Nepal for the transactions contemplated by the Second Purchase Agreement. Furthermore, the closing of the First Acquisition is contingent upon the satisfaction or waiver of all of the closing conditions set out in the Second Purchase Agreement and Amended and Restated Agreement. As a result of the Acquisitions, to the extent we satisfy the foregoing closing conditions, we will own 100% of the issued and outstanding shares of capital stock of Naamche and Nepal Naamche, and both entities will be our wholly-owned subsidiaries.

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

Letter of Intent

On December 13, 2023, we entered into a non-binding letter of intent (the “LOI”) to acquire United Software Group and certain of its affiliates (collectively, “USG”) an Ohio-based privately-held, multi-industry information technology consulting company (the “Acquisition”), pursuant to which, we intend to purchase USG for an aggregate purchase price of up to $40,000,000, payable as follows: (i) $11,700,000 in cash at closing; (ii) $16,700,000 in shares of our common stock, at an initial value of $10 per share, subject to adjustments based on the common stock’s performance 18 months after closing; and (iii) an additional $11,600,000 in cash, subject to performance based earn-out measures set forth in the LOI.

The LOI imposed an initial 60 days exclusivity period wherein USG is not permitted to entertain, consider, solicit or accept any offers from any third party with respect to the sale of USG and its business, which exclusivity period can be extended at our discretion (the “Exclusivity Period”). On February 19, 2024, we notified USG of our intention to extend the Exclusivity Period and due diligence period under the LOI for another 60 days. The LOI also provides for a termination fee in the amount of $150,000, which is payable by us in the event that we breach our due diligence obligations under the LOI, and payable by USG if it breaches the Exclusivity Period provision (the “Termination Fee”). The Termination Fee will also be payable if the Acquisition does not close for reasons yet to be determined, which terms will be included in the definitive agreement, if and when it is finalized. Other than the Exclusivity Period and the Termination Fee, the LOI is non-binding and contains customary confidentiality provisions for this type of LOI.

Each party will be expected to be responsible for its own expenses related to the negotiation and preparation of the definitive agreements and any ancillary documents, together with the completion and closure of the Acquisition.

Closing of the Acquisition will be subject to customary closing conditions and potential stockholder approval to the extent required by the Nasdaq Listing Rules. As an additional condition to closing, we will have to enter into employment agreements with Anju Vallabhaneni and Aruna Vallabhaneni, the Chief Executive Officer and President of USG.

As of the date of this report, the Acquisition is not probable because we are still conducting due diligence and we have not begun the process to seek sufficient funding for this Acquisition. There can be no assurance we will enter into a definitive agreement after finalizing our due diligence investigations or that closing conditions will be satisfied. Therefore, there can be no assurance the Acquisition will be completed.

Executive Officer Changes and Related Compensation Arrangements

On February 1, 2024, our board of directors appointed Michael J. Logozzo, our then-serving Chief Financial Officer, as our new Chief Operating Officer and President. As a result of his new roles, we and Mr. Logozzo entered into an amendment to that certain Employment Agreement dated April 11, 2023 (the “Logozzo Amendment”).

On that same date, the board of directors appointed Michael Frenz to replace Michael J. Logozzo as our Chief Financial Officer (and principal financial and accounting officer) pursuant to an employment offer letter, which sets forth the terms of Mr. Frenz’s services as Chief Financial Officer and his compensation arrangement (the “Offer Letter”). The Offer Letter was entered into as of February 1, 2024. The Offer Letter terms are further described under Item 11, Executive Compensation below.

Additionally, on February 1, 2024, the board of directors appointed Jorge Aldecoa, our prior Chief Operating Officer, as its new Chief Product Officer. In connection with Mr. Aldecoa’s new role, we and Mr. Aldecoa entered into an amendment to that certain Employment Agreement dated April 11, 2023 (the “Aldecoa Amendment”). Finally, to align our executive officers’ compensation, the compensation committee approved an amendment to that certain Employment Agreement of Giri Devanur, our Chief Executive Officer, dated as of April 11, 2023 (the “Devanur Amendment,” together with the Logozzo Amendment and the Aldecoa Amendment, the “Amendments”).

Pursuant to the Amendments, each of the executive officers above will be eligible for a discretionary bonuses of up to 66.7% of their then base salary based on the achievement of certain performance targets to be established by the compensation committee, which will be payable no later than two and a half months after the fiscal year to which these performance targets relate to. Further, each of Mr. Devanur, Mr. Logozzo and Mr. Aldecoa will be eligible to receive long-term equity incentive awards (the “LTI Awards”) in an amount and type to be determined by the compensation committee, which LTI Awards are subject to certain performance criteria and metrics that will be established by the compensation committee for each of Mr. Devanur, Mr. Logozzo and Mr. Aldecoa to achieve in order to be eligible to receive the LTI Awards.

Moreover, on the same date, the compensation committee adjusted the base salaries for Mr. Devanur, Mr. Logozzo and Mr. Aldecoa, which new base salaries will be $250,000, $250,000 and $215,000, respectively, retroactive to January 1, 2024. This base salary adjustment was approved by the compensation committee as a result of the achievement of the defined milestone set forth in the Employment Agreement between us and each of these executive officers, dated as of April 11, 2023, which provided that following a successful public offering resulting in gross proceeds to us of $8,000,000 or more, the base salaries of these executive officers would be adjusted as described above, subject to the compensation committee approval.

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

Additionally, as described above, our results of operations include results for the transition period ended December 31, 2023 and its comparative period ended December 31, 2022, and years ended April 30, 2023 and 2022, respectively.

Eight months ended December 31, 2023, compared to eight months ended December 31, 2022

	For the Eight Months Ended December 31,
	2023	2022 (unaudited)

Revenues	$121,690	$284,666
Cost of revenues	94,665	219,916
Gross Profit	27,025	64,750

Operating Expenses
Wages, benefits and payroll taxes	710,737	785,149
Repairs and maintenance	51,436	14,641
Utilities	12,321	24,619
Travel	45,276	57,621
Dues and subscriptions	24,581	69,328
Marketing and advertising	193,612	1,897,067
Professional and legal fees	4,619,480	997,029
Depreciation and amortization	289,067	98,256
Other operating expenses	419,137	265,790
Total operating expenses	6,365,647	4,209,500
Operating Loss	(6,338,622)	(4,144,750)

Other Income (Expense)
Interest income	557	208
Other income	89,860	48,322
Gain on sale of myAlphie	5,502,774	-
Interest expense	(70,676)	(111,625)
Other expense	(230,866)	(33,710)
Total other income (expense)	5,291,649	(96,805)

Net Loss before income taxes	$(1,046,973)	$(4,241,555)

Revenues. Revenue for the eight months ended December 31, 2023 was $121,690, compared to $284,666 for the eight months ended December 31, 2022. Our revenues consist of both the short-term rental revenue that we receive from our listed properties and platform services income that we receive directly from, or services related to, our technologies. This decrease in revenues is mainly attributed to lower rental income segment due to the disposal of properties during the eight months ended December 31, 2023, and lower platform services segment revenue compared to the eight months ended December 31, 2022 as a result of the sale of myAlphie.

Cost of revenues. Cost of revenues was $94,665 for the eight months ended December 31, 2023, compared to $219,916 for the eight months ended December 31, 2022. Cost of revenues consists of payments for property management fees of listed properties, payments to vendors for work completed through myAlphie, associated payment processing fees to Stripe, which is a payment platform. The decrease in cost of revenues is mainly attributed due to the sale of myAlphie, since we no longer incur any direct costs related to operating the myAlphie platform.

Repairs and Maintenance. Repairs and maintenance expenses were $51,436 for the eight months ended December 31, 2023, compared to $14,641 for the eight months ended December 31, 2022. This increase is attributable to major repair work undertaken in some of the properties to prepare them for sale.

Dues and Subscriptions. Dues and subscriptions expenses were $24,581 for the eight months ended December 31, 2023, compared to $69,328 for the eight months ended December 31, 2022. This decrease in dues and subscription expenses is mainly attributable to the disposition of certain properties during the eight months ended December 31, 2023.

Marketing and Advertising. Marketing and advertising expenses were $193,612 for the eight months ended December 31, 2023, compared to $1,897,067 for the eight months ended December 31, 2022. The decrease in expenses is mainly attributable to no longer incurring marketing and advertising expenses related to our Regulation A campaign, which closed on January 19, 2023.

Professional and Legal Fees. Professional and legal fees were $4,619,480 for the eight months ended December 31, 2023, compared to $997,029 for the eight months ended December 31, 2022. This increase is mainly attributed to general legal advisory and professional services incurred in connection with our direct listing on Nasdaq, which primarily consists of 304,529 shares of our common stock issued for services at an aggregate fair market value of approximately $3,050,000.

Depreciation and Amortization. Depreciation and amortization expenses were $289,067 for the eight months ended December 31, 2023, compared to $98,256 for the eight months ended December 31, 2022. This increase is mainly attributed to the inclusion of intangible asset amortization in the depreciation and amortization expenses for the eight months ended December 31, 2023.

Other Operating Expenses. Other operating expenses were $419,137 for the eight months ended December 31, 2023, compared to $265,790 for the eight months ended December 31, 2022. This increase is mainly attributed to an increase in directors’ and officers’ insurance expenses, and an increase in commission and title expenses occurred in connection with the sale of properties during the eight months ended December 31, 2023.

Other Income. Other income was $89,860 for the eight months ended December 31, 2023, compared to $48,322 for the eight months ended December 31, 2022. This increase is mainly attributed to the gain on sale of certain properties sold during the eight months ended December 31, 2023.

Gain on Sale of myAlphie. Gain on sale of myAlphie was $5,502,774 for the eight months ended December 31, 2023, compared to $0 for the eight months ended December 31, 2022. This increase is attributed to the sale of the myAlphie platform on May 17, 2023. This reported gain due to the sale of myAlphie may not reflect our current business and may be abnormally high for this period.

Interest Expense. Interest expense was $70,676 for the eight months ended December 31, 2023, compared to $111,625 for the eight months ended December 31, 2022. This decrease in interest expense is attributable to a decrease in outstanding mortgage loans after the sale of certain properties.

Other Expenses. Other expenses were $230,866 for the eight months ended December 31, 2023, compared to $33,710 for the eight months ended December 31, 2022. This increase is mainly due to the amortization expenses of the commitment fee paid in connection with the credit facility we have in place with GEM and a legal settlement expense. This legal settlement expense of $125,000 was paid on February 20, 2024 pursuant to a settlement agreement between us and Valentina Isakina (see “Legal Proceedings” above for more details), and this expense was recorded as a one-time operating expense charge in fiscal year 2023 as a recognized subsequent event

Net Loss. Net loss was $1,046,973 for the eight months ended December 31, 2023, compared to a net loss of $4,241,555 for the eight months ended December 31, 2022. This decrease in net loss is mainly attributable to the sale of myAlphie. This decrease in net loss may not accurately represent our current business operations and may be unusually elevated for this period due to the sale of myAlphie.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the eight months ended December 31, 2023 compared to the eight months ended December 31, 2022. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this report.

Platform Services

	2023	2022	Change in $	Change in %
Total revenue	$99,028	$204,151	$(105,123)	(51)%
Cost of revenues	(93,380)	(203,013)	109,633	(54)%
Operating expenses	-	-	-	-
Segment earnings (loss)	$5,648	$1,138	$4,510	396%

Revenues. Revenues for the platform services segment was $99,028 for the eight months ended December 31, 2023, compared to $204,151 for the eight months ended December 31, 2022. This decrease in revenue is attributable to the sale of myAlphie. We have not generated other platform services revenue since the sale of myAlphie, except for providing technical support services to Turnit during the transition period after the sale of myAlphie.

Cost of revenues. Cost of revenues for the platform services segment was $93,380 for the eight months ended December 31, 2023, compared to $203,013 for the eight months ended December 31, 2022. This decrease in cost of revenues is mainly attributed to the sale of myAlphie. After the sale, we no longer incur any payments to vendors or Stripe previously associated with myAlphie’s platform. The cost of revenues now consists only of costs incurred in connection with the technical support services provided to Turnit.

Segment earnings. Segment earnings was $5,648 for the eight months ended December 31, 2023, compared to $1,138 for the eight months ended December 31, 2022. This increase in segment earnings is mainly due to an increase in support services provided to Turnit and a decrease in payments to vendors and Stripe.

Rental Business

	2023	2022	Change in $	Change in %
Total revenue	$22,662	$80,515	$(57,853)	(72)%
Cost of revenues	(1,285)	(16,903)	15,618	(92)%
Operating expenses	(2,598,124)	(4,209,500)	1,611,376	(38)%
Segment earnings (loss)	$(2,576,747)	$(4,145,888)	$1,569,141	(38)%

Revenues. Revenues for the rental business segment was $22,662 for the eight months ended December 31, 2023, compared to $80,515 for the eight months ended December 31, 2022. This decrease is mostly attributable to a decrease in the number of properties listed compared to the eight months ended December 31, 2022, as we are in the process of selling the properties we held for this segment’s operations as a result of putting these operations on hold.

Cost of revenues. Cost of revenues for the rental business segment was $1,285 for the eight months ended December 31, 2023, compared to $16,903 for the eight months ended December 31, 2022. This difference is attributed to the decrease in the number of properties listed, which decreased the associated costs of maintaining those properties.

Operating expenses. Operating expenses of the rental business segment was $2,598,124 for the eight months ended December 31, 2023, compared to $4,209,500 for the eight months ended December 31, 2022. This decrease is mainly attributed to the decrease in professional and legal fees and marketing and advertising expenses for this segment.

Segment earnings. Segment loss was $2,576,747 for the eight months ended December 31, 2023, compared to a segment loss of $4,145,888 for the eight months ended December 31, 2022. This decrease is mainly attributable to reduction in expenses for professional and legal fees and marketing and advertising expenses for this segment.

The following table provides a concise overview of properties that have been sold during the eight months ended December 31, 2023. The table below includes the reasons they are no longer listed, the dates of their acquisition, and the dates when they ceased contributing to revenues:

Property	Date of Acquisition	Date of Disposition	Reason for Unlisting	Date On Which Property No Longer Contributed to Revenue and Expenses
2540 Hamlet Lane	4/15/2022	08/15/2023	Sale of Property	07/31/2023
790 Pebble Beach Drive	2/11/2022	09/7/2023	Sale of Property	08/31/2023
612 Jasmine Lane	2/11/2022	10/16/2023	Sale of Property	10/01/2023
7676 Amazonas Street	2/11/2022	10/11/2023	Sale of Property	10/11/2023
825 Austrian Road	12/23/2020	03/06/2024	Sale of Property	03/31/2022

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

We reconcile our non-GAAP financial measure of Adjusted EBITDA to our net income, adjusted to exclude interest expense, provision for (benefit from) income taxes, depreciation and amortization, non-recurring acquisition-related compensation expenses, non-recurring direct listing expenses, unrealized gain or loss on foreign exchange, non-recurring legal reserves and related costs and non-recurring gains. For the eight-months ended December 31, 2023 and December 31, 2022, we did not have any restructuring expenses and non-recurring acquisition-related compensation expenses.

The following table provides a reconciliation of net income to Adjusted EBITDA:

	For the Eight Months Ended December 31,
	2023	2022
Net loss	(1,251,259)	(4,241,555)
Adjusted to exclude the following:	-	-
Depreciation and amortization	289,067	98,256
gain on sale of myAlphie	(5,502,774)	-
Interest expense	70,676	111,625
Legal settlement expenses	125,000	-
Non-recurring direct listing expenses (1)	3,767,524	-
Income tax expenses, current	204,286	-
Adjusted EBITDA	(2,297,480)	(4,031,674)

(1)	Consists of (ii) 304,529 shares of our common stock issued for services rendered in connection with our direct listing on Nasdaq at an aggregate fair market value of approximately $3.05 million, and (ii) cash payments of approximately $0.72 million.

The year ended April 30, 2023, compared to the year ended April 30, 2022

	For the Year Ended
	April 30, 2023	April 30, 2022
Revenues	$419,412	$305,377
Cost of revenues	293,204	167,193
Gross Profit	126,208	138,184

Operating Expenses
Wages, benefits and payroll taxes	1,114,403	1,177,110
Repairs and maintenance	24,794	47,601
Utilities	32,456	49,058
Dues and subscriptions	98,309	105,047
Marketing and advertising	2,002,884	2,569,730
Professional and legal fees	1,483,889	712,322
Depreciation and amortization	157,802	151,478
Other operating expenses	160,050	154,780
Total operating expenses	5,074,587	4,967,126
Operating Loss	(4,948,379)	(4,828,942)

Other Income (Expense)
Interest income	-	147
Other income	53,093	34,853
Interest expense	(169,776)	(177,273)
Other expense	(387,321)	(420,797)
Total other income (expense)	(504,004)	(563,070)

Net Loss before income taxes	(5,452,383)	(5,392,012)

Revenue. Revenue was $419,412 for the year ended April 30, 2023 compared to $305,377 for the year ended April 30, 2022. Our revenues consist of both the short-term rental revenue that we receive from our listed properties, and platform services income that we receive from our technologies. This increase in revenues is mainly attributed to the increase in revenue generated from myAlphie’s platform during the year ended April 30, 2023. This increase in platform services revenue was offset by a decrease of $97,922 during the year ended April 30, 2023, which was mostly due to the decrease in the number of properties listed compared to the year ended April 30, 2022. Although we have generated platform services income during the year ended April 30, 2023, our other technologies are not yet ready for commercialization, and we have sold myAlphie since the end of the year ended April 30, 2023, so these platform services revenues may not be recurring, may not reflect our current business and may be abnormally high for this period.

Cost of Revenues. The cost of revenues was $293,204 for the year ended April 30, 2023, compared to $167,193 for the year ended April 30, 2022. Cost of revenue consists of payments for property management fees of our listed properties, as well as payments to vendors for work completed through myAlphie and associated payment processing fees to Stripe, which is an online payment processing company we contracted in connection with myAlphie. As a result of the sale of myAlphie, the costs incurred in connection with payments to vendors will not be recurring in future periods.

Marketing and Advertising. Marketing and advertising expenses were $2,002,884 for the year ended April 30, 2023, compared to $2,569,730 for the year ended April 30, 2022. In connection with the launch of our Regulation A offering during the year ended April 30, 2022, we ran marketing, advertising, and brand building campaigns on different platforms such as Google, Twitter, Linkedin, Instagram, and Facebook, engaged a public relations’ firm, and advertised with newsletters and influencers. The decrease in marketing and advertising expenses for the year ended April 30, 2023, was mainly due to our decreased expenses associated with our Regulation A offering since the campaign ended on January 19, 2023.

Repairs and Maintenance. Repairs and maintenance was $24,794 for the year ended April 30, 2023, compared to $47,601 for the year ended April 30, 2022. This decline in repair and maintenance expenses for the year ended April 30, 2023 is attributable to a decrease in the number of properties listed compared to the year ended April 30, 2022, as we are in the process of discontinuing our Dallas, Texas operations by selling most of the properties we previously had in that market, which reduced our overall repairs and maintenance expenses.

Depreciation and Amortization. Depreciation and amortization was $157,802 for the year ended April 30, 2023, compared to $151,478 for the year ended April 30, 2022. The increase in depreciation and amortization costs for the year ended April 30, 2023 is attributed to the fact that the properties that we acquired during the year ended April 30, 2022 were each depreciated starting from the date each of the properties were utilized, whereas the properties acquired during the year ended April 30, 2023 were depreciated immediately upon purchase. Further, the disposal of certain properties during the year ended April 30, 2022 were fully amortized at the time of disposal, rather than being spread out over the duration of the outstanding mortgage loan.

Other Income. Other income was $53,093 for the year ended April 30, 2023, compared to $34,853 for the year ended April 30, 2022. This increase is mainly due to redemption of reward points from credit cards.

Interest Expense. Interest expense was $169,776 for the year ended April 30, 2023, compared to $177,273 for the year ended April 30, 2022. This decline in interest expense for the year ended April 30, 2023, is attributable to a decrease in the number of properties we owned compared to the year ended April 30, 2022, as we are in the process of discontinuing our Dallas, Texas operations by selling most of the properties we previously had in that market, which reduced our overall interest expense.

Professional and Legal Fees. Professional and legal fees were $1,483,889 for the year ended April 30, 2023, compared to $712,322 for the year ended April 30, 2022. This increase is mainly due to an increase in our legal and professional expenses, which was attributed to the legal and professional advisory services we engaged in connection with the Direct Listing, Downstream Merger, Rhove acquisition and other audit-related services.

Net Loss. Net loss was $5,453,109 for the year ended April 30, 2023, compared to $5,379,370 for the year ended April 30, 2022. This increase in net loss is mainly attributable to the increase professional legal expenses compared to the year ended April 30, 2022, which was mostly offset by a decrease in marketing and advertisement costs and higher platform services segment revenues.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the year ended April 30, 2023 compared to the year ended April 30, 2022. For further information regarding our reportable business segments, please refer to our consolidated financial statements and related notes included elsewhere in this prospectus.

Platform Services

	2023	2022	Change in $	Change in %
Total revenue	$287,662	$75,705	$211,957	280%
Cost of revenues	(265,541)	(75,371)	(190,170)	252%
Operating expenses	(1,730)	(14,987)	13,257	(88)%
Segment earnings (loss)	$20,391	$(14,653)	$35,044	(239)%

Revenues. Revenues for the platform services segment was $287,662 for the year ended April 30, 2023, compared to $75,705 for the year ended April 30, 2022. This difference is attributable to the growth in the myAlphie platform, which generated a significant amount of revenue compared to the year ended April 30, 2022. Although we have generated platform services revenue during the year ended April 30, 2023, our other technologies are not yet ready for commercialization, and we have sold myAlphie since the end of the year ended April 30, 2023, so these platform services revenues may not be recurring, may not reflect our current business and may be abnormally high for this period.

Cost of revenues. Cost of revenues for the platform services segment was $265,541 for the year ended April 30, 2023, compared to $75,371 for the year ended April 30, 2022. This difference is attributable to the growth in the myAlphie platform and the costs associated with operating the platform. These costs associated with myAlphie will not be recurring and we expect that cost of revenues in this segment to be lower in the future due to the sale of myAlphie until our other technologies are ready for commercialization and we incur costs associated with those.

Operating expenses. Operating expenses of the platform services segment was $1,730 for the year ended April 30, 2023, compared to $14,987 for the year ended April 30, 2022. Operating expenses for this segment include costs associated with operating our platforms and other costs, such as legal, professional and marketing expenses. This difference is due to a decrease in both marketing and legal costs for the platform services segment.

Segment earnings. Segment earnings were $20,391 for the year ended April 30, 2023, compared to a segment loss of $14,653 for the year ended April 30, 2022. The difference is mainly attributed to the increased revenue in the segment through myAlphie’s platform.

Rental Business

	2023	2022	Change in $	Change in %
Total revenue	$131,750	$229,672	$(97,922)	(43)%
Cost of revenues	(27,663)	(91,822)	64,159	(70)%
Operating expenses	(5,072,857)	(4,952,139)	(120,718)	2%
Segment earnings (loss)	$(4,968,770)	$(4,814,289)	$(154,481)	3%

Revenues. Revenues for the rental business segment was $131,750 for the year ended April 30, 2023, compared to $229,672 for the year ended April 30, 2022. This decrease is attributable to a decrease in the number of properties listed compared to the year ended April 30, 2022, as we are in the process of discontinuing our Dallas, Texas operations by selling most of the properties we previously had in that market.

Cost of revenues. Cost of revenues for the rental business segment was $27,663 for the year ended April 30, 2023, compared to $91,822 for the year ended April 30, 2022. This difference is attributed to the decrease in the number of properties listed, which decreased the associated costs of maintaining those properties.

Operating expenses. Operating expenses of the rental business segment were $5,072,857 and $4,952,139 for the years ended April 30, 2023 and 2022, respectively. This slight increase is mainly attributed to the increase in the professional and legal fees and the decrease in marketing and advertising costs for the rental business segment.

Segment earnings. Segment loss was $4,968,770 for the year ended April 30, 2023, compared to $4,814,289 for the year ended April 30, 2023. This difference is mainly attributed to the increase in the professional and legal fees, which was mostly offset by a decrease in marketing and advertising costs.

The following table provides a concise overview of properties that have been sold. The table below includes the reasons they are no longer listed, the dates of their acquisition, and the dates when they ceased contributing to revenues:

Property	Date of Acquisition	Date of Disposition	Reason for Unlisting		Date On Which Property No Longer Contributed to Revenue and Expenses
1011 Gallagher	1/20/2021	6/07/2022	Sale of Property		3/11/22
4107 Ladale	3/01/2021	4/20/2022	Sale of Property		3/8/22
503 N Patton	3/11/2021	8/31/2022	Sale of Property		3/15/22
606 W Acheson	3/02/2021	7/12/2022	Sale of Property		3/15/22
10337 Joaquin A and B	4/07/2021	5/13/2022	Sale of Property		3/15/22
506 W Parnell	4/29/2021	9/21/2022	Sale of Property		3/15/22
746 Greenland way	5/21/2021	9/01/2022	Sale of Property		3/15/22
5241 NW 5th St	6/30/2021	4/26/2022		(1)		(1)
3121 Fieldview	7/19/2021	5/13/2022	Sale of Property		3/15/22
1822 Rosewood St	8/02/2021	4/20/2022	Sale of Property		2/15/22
315 Bream Ave	8/18/2021	3/21/2022	Sale of Property		2/15/22
3812 Dempster Ave	11/03/2021	4/20/2022	Sale of Property		2/15/22
2540 Hamlet Lane	4/15/2022	8/15/2023	Sale of Property		7/31/23
790 Pebble Beach Drive	2/11/2022	9/7/2023	Sale of Property		8/31/23
612 Jasmine Lane	2/11/2022	10/16/2023	Sale of Property		10/01/23
7676 Amazonas Street	2/11/2022	10/11/2023	Sale of Property		10/11/23
825 Austrian Road	12/23/2020	3/06/2024	Sale of Property		3/31/22

(1)	Property was disposed of before it was listed, so it did not contribute to revenue at any point.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt services, acquisitions, contractual obligations and other commitments. As of the date of this prospectus, we have yet to generate meaningful revenue from our business operations and have funded acquisitions, capital expenditure and working capital requirement through equity and debt financing.

We had cash and cash equivalents of $6,456,370 as of December 31, 2023 and $1,256,868 as of April 30, 2023. We believe we have sufficient working capital to fund our operations for the next 12 months.

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

As of December 31, 2023, pursuant to the GEM Agreement (as defined above), we can issue and sell to GEM (as defined above) up to an aggregate value of $100 million in shares of our common stock pursuant to draw down notices in accordance with the GEM Agreement. At this time, we do not intend to draw down on the GEM Agreement, but we will continuously evaluate our cash on hand position and business operations needs going forward. We, in our sole discretion, may draw down from the GEM Agreement in the future as our business operations evolve and more working capital to fund operations is needed.

We believe the likelihood that any warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $371.90 per share, in the case of the GEM Warrants, we believe holders of the GEM Warrants will be unlikely to exercise them. While current conditions influencing the exercise of the GEM Warrants make such exercise unlikely, further adjustments to its exercise price may make the GEM Warrants more attractive for investors to exercise. Our analysis is based on the trading price of our common stock as of the date of this report, with a threshold set at $371.90 per share for the GEM warrants. On March 7, 2024, the closing price of the Company’s common stock was $1.25 per share.

Our liquidity and capital resources are critical to our ability to execute our business plan and achieve our strategic objectives. Accordingly, to the extent that we may need to raise additional working capital to fund operations, we will need to secure additional financing. The timing, size, and terms of any such offering have not yet been determined. To the extent that we require additional funds more than 12 months from the date hereof, and collections from our short-term rentals and technologies, to the extent commercialized, cannot fund our needs, we may utilize equity or debt offerings to raise these funds. We cannot provide any assurance that we will be able to raise additional funds on acceptable terms, if at all. Our ability to raise additional capital will depend on various factors, including market conditions, investor demand, and our financial performance.

Further, the cost of capital and historically high-interest rates can have a direct impact on our ability to raise capital through debt or equity offerings or to pursue acquisitions. Economic environments yielding higher interest rates with more stringent debt terms such as today’s market environment require larger equity commitments. This means that, as larger equity commitments are required, we will have less leverage and may have fewer acquisitions overall.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Eight Months Ended
Particulars	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(2,828,634)	$(3,097,370)
Net cash provided by investing activities	$506,103	$92,121
Net cash provided by financing activities	$7,522,033	$3,899,630

Cash flows from operating activities

Net cash used in operating activities was $(2,828,634) for the eight months ended December 31, 2023, compared to $(3,097,370) for the eight months ended December 31, 2022. The difference in net cash flows from operating activities was mainly attributable to the gain on sale of myAlphie and the increase of prepaid expenses.

Cash flows from investing activities

Net cash provided by investing activities was $506,103 for the eight months ended December 31, 2023 compared to $92,121 of net cash used for the eight months ended December 31, 2022. The difference in cash flows from investing activities is mainly attributable to an increase in proceeds from the sale of properties and software development capitalization.

Cash flows from financing activities

Net cash provided by financing activities was $7,522,033 for the eight months ended December 31, 2023, compared to $3,899,630 for the eight months ended December 31, 2022. The difference in cash flows from financing activities is mainly attributable to proceeds from issuance of common stock per follow-on listing.

Contractual and Obligations and Commitments

Our contractual obligations as of December 31, 2023 include existing mortgage loans of the one property that was owned by us as of such date.

Properties	City & State	Mortgage Loan Amount	Interest Rate	Maturity
825 Austrian Road(1)	Grand Prairie, Texas	$247,000	7.50%	1/01/2053
Total		$247,000

(1)	This property was sold on March 6, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

 Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition: Our revenues consist of both our short-term rental business segment and our platform services segment. Rental business segment revenues include revenues from the rental of properties via Airbnb, Vacasa, and such digital hospitality platforms. Platform service segment revenues include revenues from bookings made on our myAlphie platform towards painting and cleaning of properties. As we were responsible for services rendered by the platform, fees charged to end-users are also included in revenue, while payments to vendors in exchange for their services are recognized in cost of revenue, exclusive of depreciation and amortization.

Goodwill: Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets acquired and liabilities assumed. Goodwill is tested for impairment at the reporting unit level at least annually, as of December 31, or more frequently when events occur and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accounting requirements provide that a reporting entity may perform an optional qualitative assessment on an annual basis to determine whether events occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or the optional qualitative assessment is not performed, a quantitative analysis is performed. The quantitative goodwill impairment test is performed by calculating the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. However, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill recorded on the reporting unit.

Business Combination

I. Acquisition of Roost Enterprises Inc.

We completed the acquisition of Roost Enterprises Inc. (“Rhove”) using the purchase method of accounting, in accordance with ASC 805, “Business Combinations.” The purchase method necessitates the recognition of Rhove’s assets and liabilities at their fair values as of the acquisition date.

Our consolidated financial statements include the results of operations, cash flows, and financial position of both reAlpha Tech Corp. and Rhove from the acquisition date. As a result, any revenue, expenses, assets, and liabilities generated or incurred by Rhove during this period are incorporated into the consolidated financial statements.

II. Allocation of Purchase Price and Goodwill Recognition

We completed the acquisition of Rhove using a combination of cash and issuance of common stock as the purchase consideration. The preliminary purchase price allocation resulted in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. It is recognized as an intangible asset and represents the future economic benefits expected to arise from Rhove’s acquisition, such as synergies, market position, and brand value. Goodwill is not amortized but is subject to annual impairment testing in accordance with ASC 350, “Intangibles—Goodwill and Other.”

Capitalization of Software Development Costs – Development Stage

The Company follows Accounting Standards Codification (ASC) 350, “Internal-Use Software,” to assess the capitalization of software development costs such as incurred during the application development stage, including coding, testing, and development of software functionality, are eligible for capitalization. Such costs encompass direct labor, third-party services, and other directly attributable expenses as of the reporting date. As of December 31, 2023, the software under development has not reached the stage of being substantially complete and ready for its intended use. Consequently, the Company continues to capitalize costs related to the application development stage in accordance with ASC 350.

Amortization of capitalized software development costs commences when the software is placed in service and is available for its intended use. The capitalized costs are amortized over the software’s estimated useful life, which is determined based on factors such as expected future benefits and the rate of technological change.

The capitalization of software acquired in a business combination when its fair value is determined using the discounted cash flow (DCF) method as per ASC 820 “Fair Value Measurements and Disclosures”. The fair value of software is determined using the discounted cash flow (DCF) method, requiring the consideration of significant inputs and assumptions, such as projected cash flows, expected growth rates, discount rates, and other relevant market data. The Company exercises judgment in selecting appropriate inputs, taking into account historical performance, market conditions, and the technological characteristics of the software.

Impairment Policy: The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, “Property, Plant and Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These calculations of expected future cash flows consider factors such as future operating income, trends, and prospects, as well as the effects of leasing demand, competition, and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property (less the estimated cost to sell) is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of will be reported at the lower end of the carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2022. The implementation of this standard did not have a material effect on the Company’s financial statement.

Reclassification Presentation

Certain amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations for the period presented in this report.

Emerging Growth Company Status

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to apply this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public entities. Accordingly, our financial statements may not be comparable to other public companies that do not elect the extended transition period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see the financial statements beginning on page F-1 located in this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the time period covered within this report.

ITEM 9B. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of March 12, 2024.

Name	Age	Position	Term of Office

Executive Officers

Giri Devanur	54	Chief Executive Officer Chairman of the Board of Directors	Since Inception
Michael J. Logozzo	52	Chief Operating Officer and President	Since Inception
Michael Frenz	49	Chief Financial Officer	Since February 2024
Jorge Aldecoa	39	Chief Product Officer	Since April 2023

Board Members

Monaz Karkaria	50	Director	Since January 2022
Brian Cole (1)(2)(3)	44	Independent Director	Since Inception
Dimitrios Angelis (1)(2)(3)	54	Independent Director	Since April 2023
Balaji Swaminathan (1)(2)(3)	59	Independent Director	Since April 2023

(1)	Member of the audit committee of the board of directors.

(2)	Member of the compensation committee of the board of directors.

(3)	Member of the nominating and corporate governance committee of the board of directors.

Executive Officers

Giri Devanur is our Chief Executive Officer and Chairman of the board of directors. Mr. Devanur became a member of our board of directors in April 2021 and its Chairman in April 2023. He is a serial business entrepreneur and an experienced chief executive officer who has been involved in capital planning and investor presentations as an executive officer for various companies. He has more than 25 years of experience in the information technology industry. In October 2020, Mr. Devanur began designing the early AI systems for the “reAlpha” concept, and formed reAlpha Tech Corp. (our former parent company) until April 2021, when he became the Company’s chief executive officer and president. Prior to Mr. Devanur’s involvement with the Company, he co-founded Taazu, Inc. in March 2018, an artificial-intelligence business travel assistant company, which was subsequently sold in March 2021, and in December 2019, Mr. Devanur also co-founded GenDeep, Inc., an investment analysis company, which was eventually dissolved in October 2020 due to COVID-19. Additionally, Mr. Devanur is a member of the board of directors of Coffee Day Enterprises Ltd., a public company listed on the National Stock Exchange of India since December 2020, and Saara, Inc., an AI-based e-commerce solutions company, since October 2019. Mr. Devanur has a master’s degree in Technology Management from Columbia University and a bachelor’s degree in computer engineering from the University of Mysore, India. He has attended Executive Education programs at the Massachusetts Institute of Technology and Harvard Law School. The board of directors believes that Mr. Devanur’s decades-long experience in the information technology industry and in positions of leadership in other companies will enable him to bring a wealth of strategic and business acumen to the board of directors.

Michael J. Logozzo is our Chief Operating Officer and President, and he was our Chief Financial Officer from April 2023 until February 2024. Mr. Logozzo also worked at the Company’s former parent company, reAlpha Tech Corp., from February 2021 till January 2022. Prior to his role at the Company, Mr. Logozzo was managing director for the Americas of L Marks, covering the U.S., Canada, and Latin America from May 2019 to March 2021. Prior to his employment with L Marks, he worked at BMW financial services (a $32 billion portfolio with 1.2 million customers) from 2001 to 2019 in multiple roles, including IT manager starting in February 2001, then process and quality manager, strategy manager, special project manager and general manager of financial services and operations in the Americas from May 2011 to April 2019. During his 18-year tenure, Mr. Logozzo was responsible for finance operations, innovation, and best practices integration at the automotive company’s Americas Regional Services Center in Columbus, Ohio and the headquarters in Munich, Germany. Mr. Logozzo holds a Management Information Systems Bachelor of Science (B.S.) from Youngstown State University, and a Business Administration, Management and Operations Masters of Business Administration (MBA) from Franklin University.

Michael Frenz has been our Chief Financial Officer since February 2024. Prior to this role, Mr. Frenz acted as our Senior Vice President of Corporate Finance since September 2023. Previously, he was the Chief Financial Officer of CA Ventures from May 2021 to September 2022, a real estate investment company, where he led financial reporting and capital raising efforts for CA Ventures. Further, from June 2017 to May 2021, Mr. Frenz was the Chief Financial Officer of Clipper Realty Inc. (NYSE: CLPR), a real estate investment trust (“REIT”) focused on acquiring, owning and managing multifamily residential and commercial properties in the New York metropolitan area, where he managed financial and investment strategies for the REIT, led financial reporting for the company, including preparation of SEC filings, and directed investor relations strategies related to capital raise efforts. Mr. Frenz holds a Master of Business Administration degree from Columbia Business School and a Bachelor of Science degree from The Wharton School.

Jorge Aldecoa is our Chief Product Officer, and he was our Chief Operating Officer from April 2023 to February 2024. Mr. Aldecoa brings over 12 years of experience in residential and commercial real estate and is an expert in acquisition, disposition, and asset management. Most recently he has served as vice president of operations for Transcendent Electra and managing broker of Transcendent Electra Realty & BUSB Realty from 2018 to 2022, when he joined the Company as President of reAlpha Asset Management, our former subsidiary. He brings experience in successfully leading the creation and implementation of a property management platform to facilitate the acquisition and management of 2,200 newly constructed single-family rental homes. He also gained experience as chief investment officer of Firm Capital American Realty Partners and interim chief operating officer for its predecessor from 2014 to 2017. Mr. Aldecoa holds a Residential Development and Property Management Bachelor’s degree of Science (B.S.) from Florida State University.

Non-Employee Directors

Brian Cole has been a member of our board of directors since April 2021. Mr. Cole has also acted as the managing director of Baird’s Technology and Services Investment Banking Group since March 2010. In that role, Mr. Cole leads merger and acquisition and capital raising transactions, advising premier tech-enabled outsourcing companies. Prior to joining Baird’s Technology Services Investment Banking Group, Mr. Cole was a manager in PricewaterhouseCoopers’ Transaction Services practice where he led mergers and acquisitions advisory and financial due diligence engagements for private equity and corporate clients including leveraged buyouts, mergers, carve-out divestitures, take-privates, and joint ventures. Brian received his M.B.A. from Indiana University’s Kelley School of Business and a Bachelor’s of Science (B.S.) in business from the same institution with honors. The board of directors believes that Mr. Cole’s substantial experience in the financial services and investment banking industries will enable him to bring strategic insights to the board of directors.

Monaz Karkaria was our Chief Operating Officer from inception until her resignation from those roles in January 2022. In January 2022, she became a member of our board of directors. Ms. Karkaria has been investing in rental properties since 1999 and has been a part of over 100 real estate transactions. Ms. Karkaria is the owner and founder of Ben Zen Investments LLC and Ben Zen Properties LLC since 2013. Ms. Karkaria was also a social director at ZANT, a non-profit organization from 2015 to 2017. Further, Ms. Karkaria was a business consultant in Brazil from 2006 to 2008. Ms. Karkaria holds a Bachelor’s degree from the All India Institute of Physical Medicine and Rehabilitation. The board of directors believes that Ms. Karkaria’s substantial experience in the real estate industry will enable her to bring real estate business insights to the board of directors.

Dimitrios Angelis became a member of our board of directors in April 2023. Mr. Angelis is an accomplished business strategist who brings over two decades of experience as general counsel from several multinational companies. Since January 2017, he has been the managing member of Pharma Tech Law LLC, a law firm that specializes in the life sciences field. Further, since June 2017, he has acted as the President, co-founder and chairman of the board of directors of Sparta Biomedical Inc., a privately-held developer of orthopedic solutions. Mr. Angelis has also been a member of the board of directors of The One Group (NASDAQ: STKS) since March 2018, and from March 2015 to March 2020, he served as Star Equity Holding, Inc. (f/k/a/ Digirad) (NASDAQ: STRR) board of directors’ chairperson of the compensation committee. Mr. Angelis has a Bachelor of Arts (B.A.) in Philosophy and English from Boston College, a Master of Arts (M.A.) in Behavioral Science from California State University and a Juris Doctor (J.D.) from NYU School of Law. Our board of directors believes that Mr. Angelis’ substantial experience as an accomplished attorney, negotiator and general counsel to public and private companies in the healthcare field will enable him to bring a wealth of strategic, legal and business acumen to the board of directors.

Balaji Swaminathan became a member of our board of directors in April 2023. Mr. Swaminathan is an accomplished business leader with extensive experience in financial services and entrepreneurship. Since 2018, Mr. Swaminathan has been the founder, chief executive officer and a member of the board of directors of SAIML Pte Ltd, a Singapore-based Capital Markets Services licensed company that provides personalized wealth management solutions for ultra-high net worth customers. Prior to his entrepreneurial pursuits, Mr. Swaminathan also held several key leadership roles in major financial institutions, including serving as President of Westpac International from 2012 to 2019. Mr. Swaminathan also holds multiple directorships with Singapore-based private companies in the finance industry, including S Cube Digilytics Venture Pte Ltd., Turbo Tech Ltd. and Allied Blenders and Distillers Limited since 2022; AT Holdings Pte Ltd. Since 2019; and Vibgyor Realty & Investments Private Limited since 2018. Mr. Swaminathan has a Bachelor’s of Commerce (B.C.) in Finance from St. Xavier’s College, a Finance degree from The Institute of Chartered Accountants of India, a Finance Cost & Works degree from The Institute of Cost & Works Accountants of India and an Advanced Management Program from Harvard Business School. The board of directors believes that Mr. Swaminathan substantial experience in the financial services industry as well as in positions of leadership in other companies will enable him to bring a wealth of strategic and business insights to the board of directors.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

With the exception of Giri Devanur – see “Legal Proceedings” and “India Proceeding Involving Giri Devanur” for further information on this matter – none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CORPORATE GOVERNANCE

Controlled Company

A controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. We are a controlled company because Mr. Giri Devanur, our Chief Executive Officer and Chairman, holds more than 50% of our voting power, and we expect we will continue to be a controlled company upon the completion of this offering. For so long as we remain a controlled company, we are exempt from the obligation to comply with certain Nasdaq corporate governance requirements, including:

●	our board of directors is not required to be comprised of a majority of independent directors.

●	our board of directors is not subject to the compensation committee requirement; and

●	we are not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors.

The controlled company exemptions do not apply to the audit committee requirement or the requirement for executive sessions of independent directors. We are required to disclose in our annual report that we are a controlled company and the basis for that determination. Although we do not plan to take advantage of the exemptions provided to controlled companies, we may in the future take advantage of such exemptions.

Director Independence

Our common stock is listed on Nasdaq under the symbol “AIRE”. Subject to the controlled company exemption described above, the listing rules of Nasdaq generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent subject to the controlled company exemptions described above, as applicable to the compensation and governance committees.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (Exchange Act). In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of our directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act. Only Monaz Karkaria and Giri Devanur are not independent under Nasdaq’s independence standards.

Audit Committee

Under the national exchange listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each of Messrs. Swaminathan, Cole and Angelis meet the independent director standard under national exchange listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Balaji Swaminathan serves as chairman of our audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Balaji Swaminathan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our audit committee charter, which details the purpose and principal functions of the audit committee, includes responsibilities such as to:

●	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

●	resolve any disagreements between management and the auditor regarding financial reporting;

●	pre-approve all auditing and non-audit services;

●	retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;

●	seek any information it requires from employees, all of whom are directed to cooperate with the audit committee’s requests-or external parties;

●	oversee and report to the board of directors regarding the Company’s major financial risk exposures, as well as areas including cybersecurity, information technology and data security risks;

●	meet with our officers, external auditors, or outside counsel, as necessary; and

●	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

Compensation Committee

Balaji Swaminathan, Brian Cole and Dimitrios Angelis serve as members of our compensation committee. Under the national exchange listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Brian Cole serves as chairman of our compensation committee. Each of Messrs. Swaminathan, Cole and Angelis meet the independent director standard under national exchange listing standards applicable to members of the compensation committee.

Our compensation committee charter, which details the purpose and principal functions of the compensation committee, includes responsibilities such as to:

●	discharge the responsibilities relating to certain disclosures in public filings of the Company, including, but not limited to, in the Company’s proxy statement, and periodic reports, such as the Annual Report on Form 10-K and Quarterly Report on Form 10-Q;

●	discharge the responsibilities of the board of directors relating to compensation of our directors, executive officers and other key employees;

●	review and make recommendations to the board of directors in establishing appropriate incentive compensation and equity-based plans;

●	oversee the annual process of evaluation of the performance of our management; and

●	perform such other duties and responsibilities as enumerated in and consistent with the compensation committee’s charter.

The compensation committee charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultants independence or certain circumstances under which the consultant need not be independent. We have not retained such a consultant.

Nominating and Governance Committee

Our board of directors has a standing nominating and governance committee of the board of directors that is composed of independent directors. Messrs. Swaminathan, Cole and Angelis will serve as members of our nominating and governance committee. Dimitrios Angelis serves as the chairman of our nominating and governance committee.

Our nominating and governance committee charter, which details the purpose and principal functions of the nominating and governance committee, includes responsibilities such as to:

●	assist the board of directors by identifying qualified candidates for director nominees, including through search firms to assist in identifying qualified director nominees, and to recommend to the board of directors the director nominees for the next annual meeting of stockholders;

●	establish procedures to be followed by stockholders in submitting recommendations for director candidates to the nominating and governance committee;

●	lead the board of directors and board of directors committees in their annual review of their performance;

●	recommend to the board director nominees for each committee of the board of directors; and

●	develop and recommend to the board of directors corporate governance guidelines applicable to us.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time during 2023 an officer or employee of our Company. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Risk Oversight

Our audit committee is responsible for overseeing our risk management process. Our audit committee focuses on our general risk management policies and strategy, the most significant risks facing us, including risks associated with our audit, financial reporting, internal control, disclosure control, regulatory compliance and cybersecurity matters, and oversees the implementation of risk mitigation strategies by management. Our board of directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Director Qualifications and Diversity

Our board of directors seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board of director’s deliberations and decisions. Our board of directors is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the real estate, technology and finance industries, and with real estate; finance and accounting; and entrepreneurship skills.

There is no difference in the manner in which the board of directors evaluates nominees for directors based on whether the nominee is recommended by a stockholder. In evaluating nominations, the board of directors also looks for depth and breadth of experience within our industry and otherwise, outside time commitments, special areas of expertise, accounting and finance knowledge, business judgment, leadership ability, experience in developing and assessing business strategies, corporate governance expertise, and for incumbent members of the board of directors, the past performance of the incumbent director.

Code of Business Conduct and Ethics

Our board of directors adopted a code of business conduct and ethics, or the “Code of Conduct,” applicable to all directors, executive officers and employees. The Code of Conduct is available on the “Investor Relations” portion of our website at www.realpha.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq’s listing standards concerning any amendments to, or waivers of, any provision of the Code of Conduct.

Insider Trading Policy

Our policy against insider trading prohibits all officers, directors and employees from engaging in insider trading, and establishes procedures for those covered under the policy to both report violations and pre-clearance procedures that employees must go through in order to clear any transactions involving our securities. Clearance of a transaction is valid only for a 48-hours period, and if such transaction is not placed in such 48-hour period, clearance of the transaction must be re-requested. Our policy also establishes certain trading windows and black-out periods, to facilitate compliance with our policy. Additionally, mandatory pre-clearance is required from all our executive officers and directors, even during trading windows.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers and their respective positions for the transition period ended December 31, 2023 and year ended April 30, 2023, respectively, were as follows:

●	Giri Devanur, Chief Executive Officer;

●	Michael J. Logozzo, Chief Financial Officer; and

●	Jorge Aldecoa, Chief Operating Officer.

Summary Compensation Table

The compensation of our named executive officers has been paid by the Company as detailed in the table below. Additionally, we changed our fiscal year end from April 30 to December 31, effective as of December 31, 2023. Accordingly, the following table contains information about the compensation paid to or earned by each of our named executive officers and their respective positions with the Company during the transition period ended December 31, 2023 and year ended April 30, 2023.

Name and Principal Position	Period Ended	Salary ($)		Stock Awards ($)	All other compensation ($)		Total Compensation ($)
Giri Devanur	December 31, 2023	100,000		-	16,667	(1)	116,667
Chief Executive Officer	April 30, 2023	150,000		-	25,000	(1)	175,000
Michael J. Logozzo	December 31, 2023	93,333		-	-		93,333
Chief Financial Officer(2)	April 30, 2023	140,000		-	-		140,000
Jorge Aldecoa	December 31, 2023	133,333		-	-		133,333
Chief Operating Officer(3)	April 30, 2023	133,334	(4)	-	-		133,334

(1)	“All other compensation” for Mr. Devanur is his compensation for services as a member of our board of directors for the transition period ended December 31, 2023 and year ended April 30, 2023, respectively.

(2)	On February 1, 2024, Mr. Logozzo was appointed as our Chief Operating Officer and President, and Michael Frenz was appointed as our new Chief Financial Officer.

(3)	On February 1, 2024, Mr. Aldecoa was appointed as our Chief Product Officer.

(4)	Represents pro-rated amount for Mr. Aldecoa’s annual salary from September 1, 2022 until April 30, 2023.

Employment Agreements with Executive Officers

Employment Agreement with Giri Devanur

The Company entered into an employment agreement with Giri Devanur on September 1, 2021. Pursuant to Mr. Devanur’s employment agreement, he will serve as the Company’s Chief Executive Officer until his agreement is terminated by either Mr. Devanur or the Company.

By letter agreement, dated April 11, 2023, the Company entered into an updated employment agreement with Mr. Devanur, which provides for a base salary of $150,000. Mr. Devanur’s base salary was subsequently adjusted by the compensation committee on February 1, 2024 to $250,000, retroactive to January 1, 2024 pursuant to the terms of his employment agreement, which provides that his base salary would be adjusted following a successful public offering resulting in gross proceeds to the Company of $8,000,000 or more, subject to the compensation committee’s approval.

Moreover, pursuant to an amendment to his employment agreement dated February 1, 2024, Mr. Devanur is entitled to additional compensation in the form of a discretionary bonuses of up to 66.7% of his then base salary based on the achievement of certain performance targets to be established by the compensation committee, which will be payable no later than two and a half months after the fiscal year to which these performance targets relate to, and certain benefits such as unlimited vacation, health insurance and others. Pursuant to the February 1, 2024 amendment to his employment agreement, Mr. Devanur is also eligible to participate in the 2022 Plan (as defined below), and may receive equity awards pursuant to the 2022 Plan and in accordance to the Company’s long-term equity incentive awards program (the “LTI Awards”), which LTI Awards are subject to certain performance criteria and metrics that will be established by the compensation committee, including satisfying financial, operational and other metrics. Mr. Devanur or the Company may terminate the updated employment agreement at any time upon written notice to the other party. Devanur’s employment agreement has a confidentiality provision and a non-compete for a period of two (2) years following the termination of his employment.

Employment Agreement with Michael J. Logozzo

The Company entered into an employment agreement with Michael J. Logozzo on February 21, 2021. Pursuant to Mr. Logozzo’s employment agreement, he would serve as the Company’s Chief Financial Officer until his agreement is terminated by either Mr. Logozzo or the Company.

By letter agreement, dated April 11, 2023, the Company entered into an updated employment agreement with Mr. Logozzo, which provides for a base salary of $140,000. Mr. Logozzo’s base salary was subsequently adjusted by the compensation committee on February 1, 2024 to $250,000, retroactive to January 1, 2024 pursuant to the terms of his employment agreement, which provides that his base salary would be adjusted following a successful public offering resulting in gross proceeds to the Company of $8,000,000 or more, subject to the compensation committee’s approval.

 Moreover, pursuant to an amendment to his employment agreement dated February 1, 2024, Mr. Logozzo is entitled to additional compensation in the form of a discretionary bonuses of up to 66.7% of his then base salary based on the achievement of certain performance targets to be established by the compensation committee, which will be payable no later than two and a half months after the fiscal year to which these performance targets relate to, and certain benefits such as unlimited vacation, health insurance and others. Pursuant to the February 1, 2024 amendment to his employment agreement, Mr. Logozzo is also eligible to participate in the 2022 Plan, and may receive equity awards pursuant to the 2022 Plan and in accordance to the Company’s LTI Awards, which LTI Awards are subject to certain performance criteria and metrics that will be established by the compensation committee, including satisfying financial, operational and other metrics. Mr. Logozzo or the Company may terminate the updated employment agreement at any time upon written notice to the other party. Mr. Logozzo’s employment agreement has a confidentiality provision and a non-compete for a period of two (2) years following the termination of his employment.

Employment Agreement with Michael Frenz

The Company entered into an employment offer letter with Michael Frenz on February 1, 2024. Pursuant to Mr. Frenz’s offer letter, he will serve as the Company’s Chief Financial Officer until his agreement is terminated by either Mr. Frenz or the Company.

Pursuant to his offer letter, Mr. Frenz is entitled to a base salary of $225,000, subject to an annual upward adjustment by the compensation committee. Moreover, Mr. Frenz is entitled to additional compensation in the form of a discretionary bonuses of up to 66.7% of his then base salary based on the achievement of certain performance targets to be established by the compensation committee, which will be payable no later than two and a half months after the fiscal year to which these performance targets relate to, and certain benefits such as unlimited vacation, health insurance and others. Mr. Frenz is also eligible to participate in the 2022 Plan, and may receive equity awards pursuant to the 2022 Plan and in accordance to the Company’s LTI Awards, which LTI Awards are subject to certain performance criteria and metrics that will be established by the compensation committee, including satisfying financial, operational and other metrics. Mr. Frenz or the Company may terminate the offer letter at any time upon written notice to the other party, and it contains confidentiality provision and a non-compete for a period of one (1) year following the termination of his employment.

Employment Agreement with Jorge Aldecoa

The Company entered into an employment agreement with Jorge Aldecoa on September 1, 2022. Pursuant to Mr. Aldecoa’s employment agreement, he will serve as the Company’s chief operating officer until his agreement is terminated by either Mr. Aldecoa or the Company.

By letter agreement, dated April 11, 2023, the Company entered into an updated employment agreement with Mr. Aldecoa, which provides for a base salary of $200,000. Mr. Aldecoa’s base salary was subsequently adjusted by the compensation committee on February 1, 2024 to $215,000, retroactive to January 1, 2024 pursuant to the terms of his employment agreement, which provides that his base salary would be adjusted following a successful public offering resulting in gross proceeds to the Company of $8,000,000 or more, subject to the compensation committee’s approval.

Moreover, pursuant to an amendment to his employment agreement dated February 1, 2024, Mr. Aldecoa is entitled to additional compensation in the form of a discretionary bonuses of up to 66.7% of his then base salary based on the achievement of certain performance targets to be established by the compensation committee, which will be payable no later than two and a half months after the fiscal year to which these performance targets relate to, and certain benefits such as unlimited vacation, health insurance and others. Pursuant to the February 1, 2024, amendment to his employment agreement, Mr. Aldecoa is also eligible to participate in the 2022 Plan, and may receive equity awards pursuant to the 2022 Plan and in accordance to the Company’s LTI Awards, which LTI Awards are subject to certain performance criteria and metrics that will be established by the compensation committee, including satisfying financial, operational and other metrics. Mr. Aldecoa or the Company may terminate the updated employment agreement at any time upon written notice to the other party. Mr. Aldecoa’s employment agreement has a confidentiality provision and a non-compete for a period of two (2) years following the termination of his employment.

Outstanding Equity Awards at December 31, 2023

We have no outstanding equity awards as of December 31, 2023.

Equity Incentive Plan

We maintain the reAlpha Tech Corp. 2022 Equity Incentive Plan (as amended, the “2022 Plan”), under which we may grant awards to our employees, officers and directors and certain other service providers. The compensation committee of our board of directors administers the 2022 Plan. The 2022 Plan permits grants of awards to eligible employees, consultants and other service providers. The aggregate number of shares of common stock that may be issued under the 2022 Plan may not exceed 4,000,000 shares of common stock. All of our current employees, consultants and other service providers are eligible to be granted awards under the 2022 Plan. Eligibility for awards under the 2022 Plan is determined by the board of directors at its discretion.

The 2022 Plan permits the discretionary award of incentive stock options (“ISOs”), non-statutory stock options (“NQSOs”), stock awards (which may have varying vesting schedules and be subject to lock-up periods at the board of directors’ discretion) and other equity awards to selected participants. Unless sooner terminated, no ISO may be granted under the 2022 Plan on or after the 10th anniversary of the Effective Date (as defined in the 2022 Plan).

The compensation committee has the sole discretion in setting the vesting period and, if applicable, exercise schedule of an award, determining that an award may not vest for a specified period after it is granted and accelerating the vesting period of an award. The plan administrator determines the exercise or purchase price of each award, to the extent applicable. The 2022 Plan does not allow for the assignment, transfer or exercise of awards other than by will or the laws of descent and distribution.

Unless otherwise provided by the participant’s Option Award Agreement or Stock Award Agreement (as both terms are defined in the 2022 Plan) issued pursuant to the 2022 Plan, upon the participant’s termination for any reason, including but not limited to death, Disability (as defined in the 2022 Plan), voluntary termination nor involuntary termination with or without Cause (as defined in the 2022 Plan), all unvested equity awards in the form of options or shares shall be forfeited. Vested options, unless otherwise provided, will remain exercisable for three (3) months following termination of the participant if such termination is for any reason other than death, Disability or termination for Cause. In case the participant’s separation from service is due to death or Disability, then the vested options will be exercisable for a period of twelve (12) months thereafter. In case the participant’s termination is for Cause, the participant will immediately forfeit any and all options issued to such participant under the 2022 Plan.

The 2022 Plan also provides the Company with a right of repurchase all or portion of the shares awarded to the participant under the 2022 Plan, which may be exercised in case a participant separates from service for any reason, at a price equal to the fair market value, as determined by the board of directors. In the event of a Change in Control (as defined in the 2022 Plan), the board of directors will have the sole discretion to address the treatment of a participant’s unvested awards in connection with such Change in Control in the participant’s award agreement.

The board of directors may modify, amend or terminate the plan at any time, provided that no such modification, amendment or termination of the 2022 Plan materially affects the rights of a participant under a previously granted award without that participant’s consent. Further, the board of directors cannot, without the approval of the Company’s stockholders, amend this plan: (i) increase the number of common stock with respect to the ISOs that may be granted under the 2022 Plan; (ii) make any changes in the class of employees eligible to receive the ISOs under the plan; (iii) without stockholder approval if required by applicable law.

Director Compensation

The following table presents the total compensation earned and/or paid to non-employee and employee member directors of our board of directors during the transition period ended December 31, 2023. Our non-executive directors are entitled to an annual compensation of $25,000, payable in cash in quarterly installments of $6,250, plus reimbursements for reasonable travel expenses, and out-of-pocket costs incurred in attending meetings of our board of directors or events attended on behalf of the Company.

Mr. Giri Devanur, our chief executive officer, president and member of the board of directors, received a total of $16,667 for his service as a member of our board of directors during the transition period presented below. Mr. Devanur’s total compensation for service as an employee and as a member of our board of directors is presented under the heading “Summary Compensation Table” above.

Name	Period Ended	Fees Earned and Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Total ($)
Giri Devanur	December 31, 2023	16,667	-	-	16,667
Monaz Karkaria	December 31, 2023	16,667	-	-	16,667
Brian Cole	December 31, 2023	16,667	-	-	16,667
Dimitrios Angelis	December 31, 2023	16,667	-	-	16,667
Balaji Swaminathan	December 31, 2023	16,667	-	-	16,667

(1)	Represents the pro-rated amount earned by the directors above during the transition period ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o reAlpha Tech Corp. at 6515 Longshore Loop, Suite 100, Dublin, OH 43017. Applicable percentage ownership is based on 44,122,091 shares of common stock outstanding at March 7, 2024.

The number of shares of common stock beneficially owned by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of our common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after the date hereof.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
5% Stockholders
-	-	-

Directors and Named Executive Officers
Monaz Karkaria	2,947,991	6.68%
Brian Cole	368,499	*
Dimitrios Angelis	-	-
Balaji Swaminathan	-	-
Giri Devanur	27,637,410	62.64%
Michael J. Logozzo	2,199,938	4.99%
Michael Frenz	-	-
Jorge Aldecoa	368,499	*
All current executive officers and directors as a group (8 persons)	33,522,337	75.98%

*	Less than one percent of outstanding shares.

(1)	With the exception of the securities beneficially owned by our officers and directors and their affiliates, the ownership of the shares of common stock listed above were determined using public records. These amounts are based upon information available to us as of the date of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2022, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at the year-end for the last two completed fiscal years.

Related Party Transactions

myAlphie LLC

Effective May 17, 2023, the Company (the “Seller”) entered into a Second Side Letter Amendment (the “Second Amendment”) to that certain Membership Interest Purchase Agreement between us and turnit Holdings, LLC (“Turnit”), dated as of December 31, 2022 (the “Purchase Agreement”) to finalize a transaction that was originally contemplated through the Purchase Agreement. Turnit is an indirect subsidiary of Crawford Hoying, which is owned and partially controlled by Brent Crawford, the former chairman of the Company’s board of directors. CH REAlpha Investments, LLC, and CH REAlpha Investments II, LLC are also managed by Mr. Crawford. The Purchase Agreement was previously amended by a First Side Letter Agreement dated March 11, 2023 (the “First Amendment”), which was entered into between the Turnit and Seller. The Purchase Agreement provided for Turnit’s acquisition of all the issued and outstanding membership interests of myAlphie, LLC (the “Subsidiary”). Since myAlphie’s sale, we have provided Turnit with technical support services related to the operation of myAlphie.

Prior to the execution of the Purchase Agreement and pursuant to the Downstream Merger, the Company held myAlphie LLC as a subsidiary, along with (a) all its technology and intellectual property, and (b) two on-demand promissory notes in the amounts of $975,000 and $4,875,000 payable to CH REAlpha Investments, LLC, and CH REAlpha Investments II, LLC, respectively (together, the “Promissory Notes”). Upon closing of the Purchase Agreement (a) the Seller sold all of its interests in myAlphie LLC, and (b) Turnit assumed the Seller’s remaining liabilities and outstanding obligations under the Promissory Notes.

Policy for Approval of Related Party Transactions

Our board of directors has adopted a related-person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or each person whom we know to beneficially own more than 5% of our outstanding shares of common stock (a “5% stockholder”) (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related-person transaction,” the related person must report the proposed related-person transaction to the Company’s general counsel. The policy calls for the proposed related-person transaction to be reviewed by and if deemed appropriate approved by, the audit committee of our board of directors after full disclosure of the related-person interest in the transaction. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review and, in its discretion, may ratify the related-person transaction. The policy also permits the chair of the audit committee to review, and if deemed appropriate approve, proposed related-person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related-person transactions that are ongoing in nature will be reviewed annually.

A related-person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

●	the related person’s interest in the related-person transaction;

●	the approximate dollar amount involved in the related-person transaction;

●	the approximate dollar amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to us of, the related-person transaction; and

●	any other information regarding the related-person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is not inconsistent with our best interests. The audit committee may impose any conditions on the related-person transaction that it deems appropriate.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee of our board of directors in the manner specified in its charter.

Director Independence

Our common stock is listed on Nasdaq under the symbol “AIRE”. Subject to the controlled company exemption described above, the listing rules of Nasdaq generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent subject to the controlled company exemptions described above, as applicable to the compensation and governance committees.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of our directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act. Only Monaz Karkaria and Giri Devanur are not independent under Nasdaq’s independence standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by GBQ Partners, LLC (“GBQ”) for the audit of our consolidated financial statements for the transition period ended December 31, 2023 and year ended April 30, 2023, respectively, and fees billed for other services rendered by GBQ during those periods.

Services Rendered

	Period ended
	December 31, 2023	April 30, 2023
Audit Fees(1)	$69,000	$50,000
Tax Fees(2)	68,762	66,132
All Other Fees	42,313	75,908
Total	$180,075	$192,040

(1)	These amounts represent fees for professional services rendered for the audits of our consolidated financial statements included in this report, reviews of the quarterly consolidated financial statements included in our quarterly reports on Form 10-Q, statutory audits, and other SEC filings and accounting consultations on matters related to the annual audits or interim reviews.

(2)	This amount represents fees for tax consulting and compliance services in our U.S. and non-U.S. locations.

Audit Committee Pre-Approval Policy

Consistent with requirements of the SEC and the Public Company Accounting Oversight Board (“PCAOB”) regarding auditor independence, the audit committee (i) appoints, retains and terminates; (ii) negotiates and sets the compensation of; and (iii) oversees the performance of the independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a pre-approval policy for all audit and permitted non-audit services performed by our independent auditors to ensure that providing such services does not impair the auditors’ independence.

The annual audit services engagement terms and fees will be subject to the specific pre-approval of the audit committee. In addition to the annual audit services engagement approved by the audit committee, the audit committee may grant general pre-approval to other audit services, which are those services that only the independent auditor reasonably can provide. These general pre-approved audit services include (a) audit services, such as statutory audits, services associated with SEC registration statements, periodic reports and other SEC filings; (b) audit-related services, such as due diligence pertaining to potential business acquisitions, financial statement audits of employee benefit plans and consultations; (c) tax-services; and (d) other services that are permissible and that would not impair the independence of our independent registered public accounting firm. Pre-approval for these general audit services last for 12 months from the pre-approval date, and must involve fees of less than $100,000. Any services that have not been generally pre-approved or that exceed the approved fee levels must be specifically pre-approved. Specific pre-approval must be obtained from the audit committee.

The audit committee may also delegate the authority to the chairman of the audit committee, Mr. Swaminathan, to pre-approve audit and permitted non-audit services to be provided by our independent auditor so long as such services are subsequently reported to and approved by the full audit committee at its next scheduled meeting. The audit committee approved all services provided by, and all fees paid to, GBQ. The audit committee has considered the services provided by GBQ as described above and has determined that such services are compatible with maintaining GBQ’s independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The financial statements filed as part of this report are listed and indexed in the Index to Consolidated Financial Statements stating on page F-1 located in this Annual Report on Form 10-KT.

(a) (2) Financial Statement Schedules

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

Required exhibits are incorporated by reference or are filed with this report.

(b) The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-KT:

Exhibit No.	Description of Exhibit

2.1**	Certificate of Ownership and Merger, filed March 21, 2023 (previously filed as Exhibit 2.1 of Form 1-U filed with the SEC on March 24, 2023).

3.1**	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2**	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

4.1**	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2**	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3**	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4*	Description of Securities of the Company.

10.1**	Form of Tri-party Escrow Agreement, dated as of July 19, 2022 (previously filed as Exhibit 8.1 of Form 1-K/A filed on September 7, 2022).

10.2**	Form of Subscription Agreement (previously filed as Exhibit 4.1 to Form 1-U filed with the SEC on November 8, 2022).

10.3**	Share Purchase by and among reAlpha Asset Management, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated as of December 1, 2022 (previously filed as Exhibit 6.1 of Form 1-U filed with the SEC on December 5, 2022).

10.4**	Registration Rights Agreement by and among reAlpha Asset Management, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated as of December 1, 2022 (previously filed as Exhibit 6.2 of Form 1-U filed with the SEC on December 5, 2022).

10.5**	Membership Interest Purchase Agreement by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.1 of Form 1-U filed with the SEC on May 23, 2023).

10.6**	Membership Interest Purchase Agreement First Side Letter by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.2 of Form 1-U filed with the SEC on May 23, 2023).

10.7**	Membership Interest Purchase Agreement Second Side Letter by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.3 of Form 1-U filed with the SEC on May 23, 2023).

10.8**	Stock Purchase Agreement by and Among Roost Enterprises, Inc. dba Rhove, the Sellers and reAlpha Tech Corp., dated March 24, 2023 (previously filed as Exhibit 1.1 of Form 1-U filed with the SEC on March 27, 2023).

10.9**	Restricted Stock Purchase Agreement by and between reAlpha Tech Corp. and Silicon Valley Bridge Bank, N.A., dated as of March 24, 2023 (previously filed as Exhibit 1.2 of Form 1-U filed with the SEC on March 27, 2023).

10.10+**	Employment Agreement of Giri Devanur, dated April 11, 2023 (previously filed as Exhibit 10.11 of Form S-11 filed with the SEC on August 8, 2023).

10.11+**	Employment Agreement of Michael J. Logozzo, dated April 11, 2023 (previously filed as Exhibit 10.12 of Form S-11 filed with the SEC on August 8, 2023).

10.12+**	Employment Agreement of Jorge Aldecoa, dated April 11, 2023 (previously filed as Exhibit 10.13 of Form S-11 filed with the SEC on August 8, 2023).

10.13+**	reAlpha Tech Corp. 2022 Equity Incentive Plan (previously filed as Exhibit 10.14 of Form S-11 filed with the SEC on August 8, 2023).

10.14**	Form of 2022 Equity Incentive Plan Restricted Stock Award Agreement (previously filed as Exhibit 10.15 of Form S-11 filed with the SEC on August 8, 2023).

10.15**	Form of 2022 Equity Incentive Plan Stock Option Award Agreement (previously filed as Exhibit 10.16 of Form S-11 filed with the SEC on August 28, 2023).

10.16**	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.17 of Form S-11 filed with the SEC on August 28, 2023).

10.17#**	Master Credit Facility Agreement by and between reAlpha Tech Corp. (f.k.a. reAlpha Asset Management, Inc.) and Churchill Funding I, LLC, dated as of August 18, 2022 (previously filed as Exhibit 10.18 of Form S-11 filed with the SEC on August 8, 2023).

10.18#**	Form of Credit Facility Loan Agreement (previously filed as Exhibit 10.19 of Form S-11 filed with the SEC on August 8, 2023).

10.19**	Form of Credit Facility Promissory Note Agreement (previously filed as Exhibit 10.20 of Form S-11 filed with the SEC on August 8, 2023).

10.20**	Form of Credit Facility Guaranty of reAlpha Tech Corp. (f.k.a. reAlpha Asset Management, Inc.) (previously filed as Exhibit 10.21 of Form S-11 filed with the SEC on August 8, 2023).

10.21**	Form of Credit Facility Guaranty of Giri Devanur (previously filed as Exhibit 10.22 of Form S-11 filed with the SEC on August 8, 2023).

10.22**	Form of Promissory Note (previously filed as Exhibit 10.23 of Form S-11 filed with the SEC on August 8, 2023).

10.23**	Form of Promissory Note (previously filed as Exhibit 10.24 of Form S-11 filed with the SEC on August 8, 2023).

10.24**	Ohio Division of Securities Cease & Desist Order with Consent Agreement (previously filed as Exhibit 6.10 of Form 1-U filed with the SEC on August 31, 2023).

10.25**	Form of Securities Purchase Agreement by and between reAlpha Tech Corp. and Maxim Group LLC (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on November 21, 2023).

10.26**	Placement Agency Agreement, dated November 21, 2023, by and between reAlpha Tech Corp. and Maxim Group LLC (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on November 21, 2023).

10.27#**	Stock Purchase Agreement, dated as of December 3, 2023, among reAlpha Tech Corp., Naamche, Inc., the Sellers and the Sellers’ Representative (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on December 4, 2023).

10.28#**	Amended and Restated Stock Purchase Agreement, dated as of February 2, 2024, among reAlpha Tech Corp., Naamche, Inc. Pvt. Ltd., the Sellers and the Sellers’ Representative (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC February 8, 2024).

10.29+**	Michael Frenz’s Offer Letter dated February 1, 2024 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on February 1, 2024).

10.30+**	First Amendment to Employment Agreement of Giri Devanur, dated February 1, 2024 (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on February 1, 2024).

10.31+**	First Amendment to Employment Agreement of Michael J. Logozzo, dated February 1, 2024 (previously filed as Exhibit 10.3 of Form 8-K filed with the SEC on February 1, 2024).

10.32+**	First Amendment to Employment Agreement of Jorge Aldecoa, dated February 1, 2024 (previously filed as Exhibit 10.4 of Form 8-K filed with the SEC on February 1, 2024).

14.1**	Code of Conduct and Ethics (previously filed as Exhibit 14.1 of Form S-11 filed with the SEC on August 8, 2023).

21.1*	Subsidiaries of the Registrant.

24.1*	Power of Attorney (included on the signature page of this report).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Clawback Policy.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Previously filed.
+	Indicates management contract or compensatory plan or arrangement.
#	Schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

REALPHA TECH CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm (GBQ Partners LLC) PCAOB ID No. 1808	F-2

Consolidated Balance Sheets as of December 31, 2023, April 30, 2023 and April 30, 2022	F-3

Consolidated Statements of Operations for the Eight Months Ended December 31, 2023 and Years Ended April 30, 2023 and 2022	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Eight Months Ended December 31, 2023 and Years Ended April 30, 2023 and 2022	F-5

Consolidated Statements of Cash Flows for the Eight Months Ended December 31, 2023 and Years Ended April 30, 2023 and 2022	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

reAlpha Tech Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of reAlpha Tech Corp. (f.k.a. ReAlpha Asset Management, Inc.) (the “Company”) and Subsidiaries as of December 31, 2023, April 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the eight-month period ended December 31, 2023 and the years ended April 30, 2023 and 2022, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, April 30, 2023 and 2022, and the results of its operations and its cash flows for the eight-month period ended December 31, 2023 and the years ended April 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the April 30, 2022 financial statements of reAlpha Tech Corp, the stand-alone parent Company, which statements reflect total assets and revenues constituting 18 percent and 25 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for reAlpha Tech Corp., is based solely on the report of the other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/GBQ Partners LLC

We have served as the Company’s auditor since 2021

Columbus, Ohio

March 12, 2024

REALPHA TECH CORP.

Consolidated Balance Sheet

December 31, 2023, April 30, 2023 and April 30, 2022

	December 31, 2023	April 30, 2023	April 30, 2022
ASSETS

Current Assets
Cash	$6,456,370	$1,256,868	$2,072,090
Restricted cash	-	-	23,311
Accounts receivable	30,630	68,120	133,816
Receivable from related parties	-	20,874	-
Prepaid expenses	242,795	3,061,196	111,944
Other current assets	670,499	250,680	14,897
Total current assets	7,400,294	4,657,738	2,356,058

Property and Equipment, at cost
Property and equipment, net	328,539	2,185,992	3,816,149

Other Assets
Investments	115,000	115,000	115,000
Other long term assets	406,250	-	-
Intangible assets, net	997,962	-	-
Goodwill	17,337,739	5,135,894	-
Capitalized software development - work in progress	839,085	8,998,755	599,459
TOTAL ASSETS	$27,424,869	$21,093,379	$6,886,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$461,875	$412,947	$81,377
Settling subscriptions, net of offering costs	-	-	3,773,097
Mortgage loans, net	-	1,222,000	2,229,162
Other loans	190,095	-	-
Notes payable	-	5,850,000	6,000,000
Deferred liabilities, current portion	593,750	-	-
Accrued expenses	817,114	195,299	121,362
Total current liabilities	2,062,834	7,680,246	12,204,998

Long-Term Liabilities
Deferred liabilities, net of current portion	406,250	-	-
Mortgage loans	247,000	247,000	-
Total liabilities	2,716,084	7,927,246	12,204,998

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023, April 30, 2023 and April 30, 2022	-	-	-
Common stock ($0.001 par value; 200,000,000 shares authorized, 44,122,091 shares outstanding as of December 31, 2023; 200,000,000 shares authorized, 42,522,091 shares outstanding as of April 30, 2023; 50,000,000 shares authorized, 8,634,210 shares outstanding as of April 30, 2022)	44,123	42,523	8,634
Additional paid-in capital	36,899,497	24,107,159	192,490
Accumulated deficit	(12,237,885)	(10,986,162)	(5,533,053)
Total stockholders’ equity (deficit) of reAlpha Tech Corp.	24,705,735	13,163,520	(5,331,929)

Non-controlling interests in consolidated entities	3,050	2,613	13,597
Total stockholders’ equity (deficit)	24,708,785	13,166,133	(5,318,332)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY	$27,424,869	$21,093,379	$6,886,666

REALPHA TECH CORP.

Consolidated Statements of Operations

For the Eight Months Ended December 31, 2023 and Years Ended April 30, 2023 and 2022

	For the Eight Months Ended	For the Year Ended April 30,
	December 31, 2023	2023	2022

Revenues	$121,690	$419,412	$305,377
Cost of revenues	94,665	293,204	167,193
Gross Profit	27,025	126,208	138,184

Operating Expenses
Wages, benefits and payroll taxes	710,737	1,114,403	1,177,110
Repairs & maintenance	51,436	24,794	47,601
Utilities	12,321	32,456	49,058
Travel	45,276	-	-
Dues & subscriptions	24,581	98,309	105,047
Marketing & advertising	193,612	2,002,884	2,569,730
Professional & legal fees	4,619,480	1,483,889	712,322
Depreciation & amortization	289,067	157,802	151,478
Other operating expenses	419,137	160,050	154,780
Total operating expenses	6,365,647	5,074,587	4,967,126
Operating Loss	(6,338,622)	(4,948,379)	(4,828,942)

Other Income (Expense)
Interest income	557	-	147
Other income	89,860	53,093	34,853
Gain on sale of myAlphie	5,502,774	-	-
Interest expense	(70,676)	(169,776)	(177,273)
Other expense	(230,866)	(387,321)	(420,797)
Total other income (expense)	5,291,649	(504,004)	(563,070)

Net Loss before income taxes	(1,046,973)	(5,452,383)	(5,392,012)
Income tax expense	(204,286)	-	-
Net Loss	$(1,251,259)	$(5,452,383)	$(5,392,012)

Less: Net Income (Loss) Attributable to Non-Controlling Interests	464	726	(12,642)

Net Loss Attributable to Controlling Interests	$(1,251,723)	$(5,453,109)	$(5,379,370)

Net loss per share — basic	$(0.03)	$(0.13)	NA

Net loss per share — diluted	$(0.03)	$(0.13)	NA

Weighted-average outstanding shares — basic	42,688,666	40,439,190	NA

Weighted-average outstanding shares — diluted	42,688,666	40,439,190	NA

REALPHA TECH CORP.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Eight Months Ended December 31, 2023 and Years Ended April 30, 2023 and 2022

					ReAlpha
					Tech Corp.
	Common Stock		Additional Paid-in	Accumulated	and Subsidiaries	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity

Balance at April 30, 2021	8,624,210	$8,624	$92,500	$(153,683)	$(52,559)	$24,929	$(27,630)

Net loss	-	-	-	(5,379,370)	(5,379,370)	(12,642)	(5,392,012)
Shares issued through Reg A offering	10,000	10	99,990	-	100,000	-	100,000
RTC India - Non controlling interest	-	-	-		-	1,310	1,310
Balance at April 30, 2022	8,634,210	$8,634	$192,490	$(5,533,053)	$(5,331,929)	$13,597	$(5,318,332)
Net loss	-	-	-	(5,453,109)	(5,453,109)	726	(5,452,383)
Shares issued through Reg A offering	895,537	896	8,954,474	-	8,955,370	-	8,955,370
Reg A offering costs	-	-	(777,466)	-	(777,466)	-	(777,466)
Distribution to syndicate members	-		(46,587)	-	(46,587)	(12,351)	(58,938)
Shares issued for acquisition of Rhove	1,312,025	1,312	13,118,938	-	13,120,250	-	13,120,250
Shares issued for services	304,529	305	3,044,985	-	3,045,290	-	3,045,290
Shares issued in former parent	543,420	543	149,457	-	150,000		150,000
RTC India - Non controlling interest	-	-	-	-	-	641	641
Cancellation of shares in the former parent	(9,167,630)	(9,167)	(241,957)	-	(251,124)		(251,124)
Recapitalization of shares	40,000,000	40,000	410,000	-	450,000		450,000
Downstream merger transaction	-	-	(697,175)	-	(697,175)	-	(697,175)
Balance at April 30, 2023	42,522,091	$42,523	$24,107,159	$(10,986,162)	$13,163,520	$2,613	$13,166,133
Net loss	-	-	-	(1,251,723)	(1,251,723)	464	(1,251,259)
Shares issued through follow on listing	1,600,000	1,600	3,898,898	-	3,900,498	-	3,900,498
Issuance of warrants		-	4,099,502	-	4,099,502	-	4,099,502
Issuance of stock options for Rhove acquisition	-	-	5,462,000	-	5,462,000	-	5,462,000
Reg A offering costs	-	-	(562)	-	(562)	-	(562)
Follow on listing offering costs	-	-	(667,500)	-	(667,500)	-	(667,500)
RTC India - Non controlling interest	-	-	-	-	-	(27)	(27)
Balance at December 31, 2023	44,122,091	$44,123	$36,899,497	$(12,237,885)	$24,705,735	$3,050	$24,708,785

REALPHA TECH CORP.

Condensed Consolidated Statements of Cash Flows

For the Eight Months Ended December 31, 2023 and Years Ended April 30, 2023 and 2022

	For the Eight Months Ended	For the Year Ended April 30,
	December 31, 2023	2023	2022

Cash Flows from Operating Activities:
Net loss	$(1,251,259)	$(5,452,383)	$(5,392,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,067	157,802	151,478
Non cash legal & professional expenses	3,045,290	-	-
Gain on sale of properties	(85,077)	(22,817)	(34,853)
Gain on sale of myAlphie	(5,502,774)	-	-
Changes in operating assets and liabilities:
Accounts receivable	37,490	65,696	(133,816)
Receivable from related parties	20,874	(20,874)	-
Prepaid expenses	(226,889)	96,038	-
Other current assets	(419,849)	(81,689)	(116,754)
Accounts payable	48,928	235,433	81,377
Deferred liabilities	593,750	-	-
Accrued expenses	621,815	60,741	67,773
Total adjustments	(1,577,375)	490,330	15,205
Net cash used in operating activities	(2,828,634)	(4,962,053)	(5,376,807)

Cash Flows from Investing Activities:
Proceeds from sale of properties	731,343	1,539,997	1,691,644
Additions to property, plant & equipment	(40,840)	19,721	(4,386,691)
Other investment	-	-	(115,000)
Cash paid to acquire business	(50,000)	(25,000)	-
Capitalized software development - work in progress	(134,400)	(452,451)	(597,676)
Net cash provided by (used in) investing activities	506,103	1,082,267	(3,407,723)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	190,095	247,000	7,923,351
Payments of long-term debt	-	(1,071,709)	(1,420,987)
Deferred financing costs	-	-	(92,288)
Proceeds from issuance of common stock - Reg A	(562)	4,282,274	98,253
Proceeds from issuance of common stock - Follow on	7,332,500	-	-
Settling subscription issuance of common stock contributions	-	-	4,273,098
Offering costs paid on issuance of common stock	-	(416,312)	(500,000)
Net cash provided by financing activities	7,522,033	3,041,253	10,281,427

Net increase (decrease) in cash	5,199,502	(838,533)	1,496,897

Cash - Beginning of Period	1,256,868	2,095,401	598,504

Cash - End of Period	$6,456,370	$1,256,868	$2,095,401

Reconciliation of Cash
Cash	$6,456,370	$1,256,868	$2,072,090
Restricted cash	-	-	23,311
Total cash	$6,456,370	$1,256,868	$2,095,401

(1)	This is identified as direct expense during the measurement period based on the Purchase Price Allocation (PPA) report.

reAlpha Tech Corp.

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Description of Business

ReAlpha Tech Corp. and Subsidiaries (“we,” “us,” “our,” the “Company” or the “Registrant”) were initially incorporated with the name reAlpha Asset Management, Inc. in the State of Delaware on April 22, 2021. Initially, our asset-heavy operational model centered on using proprietary AI tools for real estate acquisition, converting properties into short-term rentals, and offering fractional interests to investors. However, due to current macroeconomic challenges like higher interest rates and inflated property prices, we’ve suspended real estate acquisition operations. Our new focus is on advancing and refining our AI technologies for commercial applications to generate revenue.

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

The Company’s head office is located at 6515 Longshore Loop, Suite 100 — Dublin, OH 43017. On December 12, 2023, the Company’s board of directors approved a change in the Company’s fiscal year end from April 30 of each year to December 31 of each year, effective as of December 31, 2023. Accordingly, the Company is issuing audited financial statements in connection with the preparation of the Company’s Annual Report on Form 10-KT for the eight-month transition period from May 1, 2023 to December 31, 2023 and calendar year financial statements thereafter.

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

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The financial statements include the operations, assets, and liabilities of the Company. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying financial statements.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of December 31, 2023, the Company’s cash was held by financial institutions that management believes have acceptable credit. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Investments

The Company holds 25% of the equity in each of the two privately held entities, Naamche Inc. and Carthagos. Inc. However, the Company does not have any significant control or influence over the financial and operating policies. As these equity instruments do not have readily determinable fair values, they have been measured using the measurement alternative, cost-less impairment. The carrying amount for these instruments would be subsequently adjusted for observable price changes, or prices in orderly transactions for an identical investment or similar investment of the same issuer. In addition, these investments are periodically evaluated for impairment. The investments are classified as other assets on the Company’s Consolidated Balance Sheet and the Company has not recorded any adjustments to the carrying value of investments in the period ended December 31, 2023.

Capitalized Software Development Costs

The Company follows Accounting Standards Codification (ASC) 350, “Internal-Use Software,” to assess the capitalization of software development costs, such as those incurred during the application development stage, including coding, testing, and development of software functionality which are eligible for capitalization. Such costs encompass direct labor, third-party services, and other directly attributable expenses. As of December 31, 2023, the software under development has not reached the stage of being substantially complete and ready for its intended use. Consequently, the Company continues to capitalize costs related to the application development stage in accordance with ASC 350.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets acquired and liabilities assumed. Goodwill is tested for impairment at the reporting unit level at least annually, as of December 31, or more frequently when events occur and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accounting requirements provide that a reporting entity may perform an optional qualitative assessment on an annual basis to determine whether events occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or the optional qualitative assessment is not performed, a quantitative analysis is performed. The quantitative goodwill impairment test is performed by calculating the fair value of the reporting unit and comparing it to the reporting unit’s carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. However, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill recorded on the reporting unit.

As of December 31, 2023, our annual goodwill testing date, we performed a quantitative analysis on our reporting unit Roost Enterprises, Inc. (dba Rhove) to measure whether the fair value of our reporting units was less than their carrying amounts. The fair value measurement of the reporting units was derived based on judgments and assumptions we believe market participants would use in assessing the fair value of the reporting units. These judgments and assumptions included the valuation premise, use of a discounted cash flow model to estimate fair value under an income approach and inputs to the valuation model. The inputs included our five-year financial plan operating results, including operating revenues, measures of the risk-free rate, equity premium and systematic risk used in the calculation of the applied discount rate under the capital asset pricing model and views regarding future market conditions, among others. The use of alternate judgments and assumptions, including changes in the risk-free rate, could substantially change the results of our goodwill impairment analysis, including the potential recognition of an impairment charge in our Consolidated Financial Statements.

The result of the quantitative goodwill impairment test for 2023 indicated that the fair value of the reporting unit exceeded their carrying amounts and no goodwill impairment charges were recognized.

Definite-lived Intangible Assets

Accounting Standards Codification (ASC) 350 on Intangibles – Goodwill and Other; Intangible assets are definite-lived intangible assets such as technology, customer contracts and trademarks resulted from business acquisition of Roost Enterprises, Inc. (dba “Rhove”). The valuation and classification of these intangible assets and determination of useful lives involves judgments and significant estimates. These Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset using the straight-line method and estimated useful lives ranging from 2 to 8 years. We periodically review the estimated useful lives of our definite-lived intangible assets and identify events or changes in circumstances that may indicate revised estimated useful lives.

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

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected tax consequences of our future financial and operating activities. Under ASC 740, we determine deferred tax assets and liabilities based on the temporary difference between the financial statement and tax bases of assets and liabilities using the tax rates in effect for the year in which we expect such differences to reverse. If we determine that it is more likely than not that we will not generate sufficient taxable income to realize the value of some or all of our deferred tax assets (net of our deferred tax liabilities), we establish a valuation allowance offsetting the amount we do not expect to realize. We perform this analysis each reporting period and reduce our measurement of deferred taxes if the likelihood we will realize them becomes uncertain.

The deferred tax assets that we record each period depend primarily on our ability to generate future taxable income in the United States. Each period, we evaluate the need for a valuation allowance against our deferred tax assets and, if necessary, adjust the valuation allowance so that net deferred tax assets are recorded only to the extent we conclude it is more likely than not that these deferred tax assets will be realized. If our outlook for future taxable income changes significantly, our assessment of the need for, and the amount of, a valuation allowance may also change.

We are also required to evaluate and quantify other sources of taxable income, such as the possible reversal of future deferred tax liabilities, should any arise, and the implementation of tax planning strategies. Evaluating and quantifying these amounts is difficult and involves significant judgment, based on all of the available evidence and assumptions about our future activities.

Earnings (Loss) Per Share

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic earnings (loss) per share is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the eight months ended December 31, 2023, the GEM Warrants (as defined below) to purchase up to 1,700,884 and 1,600,000 of the Company’s shares of common stock were excluded.

Fair Value of Financial Instruments

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company has no financial assets or liabilities that are adjusted to fair value on a recurring basis.

The Company’s balance sheet includes certain financial instruments. Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures from the adoption of this guidance.

Reclassification Presentation

Certain amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 3 - Going Concern

With the implementation of Financial Accounting Standards Board’s (“FASB”) standard on going concern, Accounting Standards Update (“ASU”) No. 2014-15, we assessed going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least 12 months from the date our consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors.

Although we anticipate ongoing operating losses in the foreseeable future, we have assessed our ability to continue as a going concern for the next 12 months. Despite the current lack of sufficient revenue, we possess ample liquid capital to fund projected expenses over the next year based on our budgeted operating plans.

As of December 31, 2023, the Company holds $6.4 million in cash. With positive working capital and current assets adequately covering liabilities as of December 31, 2023, the Company believes it has sufficient cash to fund its operations for the next 12 months.

Note 4 - Income Taxes

The Company generated a U.S. pre-tax loss of $1,046,973, $5,452,383, and $5,392,012 for the 8-month periods ended December 31, 2023, and the tax years ended April 30, 2023, and 2022, respectively.

Pre-Tax book income/(loss) has been recorded in the following jurisdictions:

	Tax Years Ended
	12/31/2023	4/30/2023	4/30/2022
US	(1,060,918)	(5,465,040)	(5,411,896)
Foreign	13,945	12,657	19,884
Total pre-tax income/(loss)	$(1,046,973)	$(5,452,383)	$(5,392,012)

The Company recorded no income tax expense for the periods ended December 31, 2023, April 30, 2023, or April 30, 2022. The components of the provision (benefit) for income taxes are as follows for the years ended December 31, 2023, April 30, 2023, and April 30, 2022:

Tax Years Ended
	12/31/2023	4/30/2023	4/30/2022
Current:
Federal	$166,478	$-	$-
State	37,808	-	-
Foreign	-	-	-
	204,286	-	-
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
	-	-	-
Total income tax provision	$204,286	$-	$-

The Company follows FASB ASC No. 740, Income Taxes, for the computation and presentation of its tax provision. The following table presents a reconciliation of the income tax provision (benefit) computed at the statutory federal rate and the Company’s income tax provision (benefit) for the periods presented:

	Tax Years Ended
	12/31/2023	4/30/2023	4/30/2022
U.S. federal taxes at statutory rate	$(219,962)	$(1,145,153)	$(1,129,668)
State tax (net of federal benefit)	37,808	-	-
Foreign Taxes	-	-	-
Regulation-A Costs	24,556	368,830	-
Stock Registration Expenses	946,768	-	-
Non-Controlling Interest	98	152	(2,655)
Other Permanent Differences	1,979	19,101	85,182
Other	-	-	-
Change in valuation allowance	(586,961)	757,070	1,047,140
Total	$204,286	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Tax Years Ended
	12/31/2023	4/30/2023	4/30/2022
Deferred tax assets:
Net operating loss carryforwards	$2,559,749	$3,238,595	$599,075
Charitable Contributions	-	1,483	-
Section 174 Capitalization	418,028	406,010	51,017
Property and equipment	-	-	505
Gross deferred tax assets	2,977,777	3,646,087	650,597
Valuation allowance	(2,523,225)	(1,592,835)	(524,891)
Net deferred tax assets	$454,552	$2,053,252	$125,706
Deferred tax liabilities
Property and equipment	$(6,285)	$(946)	$-
Intangibles	(448,267)	(2,052,306)	(125,706)
Gross deferred tax liabilities	(454,552)	(2,053,252)	(125,706)
Net deferred tax liabilities	(454,552)	(2,053,252)	(125,706)
Net deferred taxes	$-	$-	$-

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The valuation allowance changed by $.9 million, during the year ended December 31, 2023.

For eight months ended December 31, 2023, reAlpha Tech Corp. utilized a federal net operating loss (“NOL”) in the amount of $3.2 million and has a total carryover of Federal NOLs of $12.1 million. The Company’s NOLs were generated after the rules of the Tax Cuts and Jobs Act (“TCJA”) became effective on January 1, 2018. The NOLs do not expire but are subject to the 80% limitation. The Company also generated state and local NOLs in eight months ended December 31, 2023 and has a total carryover of state and local NOLs of $3.2 million. These NOLs are subject to various limitations and expiration dates.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses and tax credits may be limited as prescribed under Internal Revenue Code Section 382 and 383 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses or tax credits that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 rules and similar state provisions. In the event the Company has any changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other income (expense), net, and interest expense, respectively, as necessary. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2023.

The Company’s major tax jurisdictions are the United States and India. All of the Company’s tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company does not have any tax audits pending in the United States.

‘The Inflation Reduction Act of 2022 was signed into law August 16, 2022, and includes significant legislation addressing taxes, inflation, climate change and renewable energy incentives, and healthcare. Key tax provisions include a 15% corporate minimum tax, clean energy incentives, and a 1% excise tax on stock buybacks. The Company does not expect the provisions of such legislation to have any impact on the effective tax rate of the Company but will continue to evaluate the tax effects should any provisions become applicable to the Company.

Change to Internal Revenue Code Section 174 under the 2017 Tax Cuts and Jobs Act went into effect during 2022. The revised code no longer permits a deduction for research and development expenditures in the tax year that such costs incurred. Instead, such costs must be capitalized and amortized over five or 15 years for U.S. and foreign costs, respectively. The Company capitalized such costs in its tax years eight months ended December 31, 2023 and April 30, 2023 income tax provision and return, respectively.

Note 5 - Business Combinations

On March 24, 2023, we acquired all of the assets of Roost Enterprises, Inc. (“Rhove”). The acquisition was made to expand our market share in the real estate category and capitalize on the synergies of product lines and services between the Companies.

The acquisition of Roost Enterprises, Inc., a real estate technology solutions provider, includes Rhove’s Syndication Platform and related intellectual property. The purchase price involved cash payments of $25,000 to Silicon Valley Bank (“SVB”), $50,000 towards acquisition transaction expense, 49,029 shares of common stock to SVB, 1,263,000 shares of common stock to the common stockholders of Rhove, and the option for the same stockholders to purchase 1,263,000 shares of common stock at the fair value of $10 per share. Drive Capital and its funds became investors of reAlpha, and Rhove’s CEO, Calvin Cooper, and Rhove’s CTO, Greg Miller, both joined reAlpha in advisory roles.

We estimated fair values on March 24, 2023, for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Rhove acquisition subject to measurement period adjustments. During the measurement period, we obtained a purchase price allocation report from a consulting firm to assist in finalizing the fair value of assets acquired and liabilities assumed. Accordingly, the fair value measurements and adjustments are noted below.

Assets Acquired:	Initial Amounts Recognized as of the acquisition date	Measurement Period Adjustment	Final Amounts Recognized as of the acquisition date
Cash	123,594	-	123,594
Cap software develop/Intangible assets	7,946,844	(6,827,844)	1,119,000
Trademark	-	34,000	34,000
Customer Relationship	-	104,000	104,000
Other current assets	148,321	-	148,321
Total Assets Acquired	8,218,759	(6,689,844)	1,528,915
Liabilities assumed:
Accounts payable	96,207	-	96,207
Accrued expenses payable	5,500	-	5,500
Membership Contributions	7,696	(7,696)	-
Venture debt/loc 1	100,000	-	100,000
Total Liabilities Assumed	209,403	(7,696)	201,707
Total identifiable net assets	8,009,356	(6,682,148)	1,327,208
Purchase price	13,145,250	5,512,000	18,657,250
Goodwill - Excess of the purchase price over fair value of net assets acquired on acquisition date	5,135,894	12,194,148	17,330,042

Subsequent to the acquisition date, the Company made a measurement period adjustment to the preliminary purchase price allocation, which resulted in an increase of goodwill of $12,194,148.

The determination of the fair value for the acquired business employed the Income Approach, specifically the Discounted Cash Flow (DCF) method. This method involves assessing the present value of anticipated future cash flows from the acquired business. These cash flows are discounted at the Weighted Average Cost of Capital (WACC), which represents the necessary return on the combined entity’s equity and debt. The WACC is weighted by the respective proportions of equity and debt in the overall capital structure.

For the fair valuation of patents and developed technology, the Relief from Royalty Method was applied. The estimation of the economic useful life of these assets took into account factors outlined in ASC 350-30-35-3. Trademarks’ fair value was determined using the Relief-from-Royalty Method. Customer relationships were valued through the Multi-Period Excess Earnings Model (MPEEM), which calculates the present value of excess earnings attributed to these relationships over their estimated remaining useful life. Assembled workforce is not recognized separately from goodwill, as it lacks separability and contractual nature.

Purchase Price Allocation

The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price allocation above was allocated to the tangible and intangible assets acquired and liabilities assumed based on management estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven synergies.

The final purchase price allocation includes $1,257,000 of acquired identifiable intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated by using the income approach through a discounted cash flow analysis of future cash flow projections. The intangible assets are being amortized over their estimated useful lives on either a straight-line basis. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of Rhove.

The purchase price allocation to identifiable intangible assets acquired subject to amortization consisits of the following:

	Estimated Useful Life (in years)	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Technology	5	$1,119,000	$235,860	$883,140
Customer and other relationships	8	104,000	13,134	90,866
Trade names	2	34,000	10,044	23,956
Balance, December 31, 2023		$1,257,000	$259,038	$997,962

We estimate amortization expense for the next five years and beyond will be as follows:

Years Ending December 31:	Amount
2024	$257,722
2025	233,766
2026	233,766
2027	233,766
2028	12,980
Thereafter	25,962
Total	$997,962

Stock Option Awards

Stock options granted in acquisition of Rhove deal with an exercise price of $10 and a two year exercise period from the date of grant. We recorded stock options based on purchase price allocation report fair value of the options on the grant date using the Black-Scholes option-pricing model. The model uses various assumptions, including a risk-free interest rate, the expected term of the options, the expected stock price volatility, and the expected dividend yield.

	Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding and exercisable as of December 31, 2023	1,263,000	$10	1.23

(Unaudited) Pro Forma Financial Information

The following condensed unaudited pro forma consolidated results of operations for the Company for the eight months ended December 31, 2023 and for the years ended April 30, 2023, and 2022 present the results of operations of the Company and Rhove as if the acquisition occurred on May 1, 2022.

	December 31,	April 30,	April 30,
	2023	2023	2022
Revenue	$121,690	$419,412	$305,364
Operating costs and expenses	(6,460,312)	(7,256,469)	(9,609,986)
Income from operations	(6,338,622)	(6,837,057)	(9,304,622)
Other Income (Expense)	5,291,649	99,415	123,136
Net income/(Loss)	$(1,046,973)	$(6,737,642)	$(9,181,486)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 6 - Property and Equipment

1.	Investments in property and equipment consisted of the following as of December 31, 2023

a.	Investments in property and equipment other than held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Computer	$33,401	$(11,856)	$21,545
Furniture and fixtures	20,853	(7,467)	13,386
Total investment in real estate	$54,254	$(19,323)	$34,931

b.	Investments in property and equipment held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$19,690	$-	$19,690
Buildings and building improvements	267,117	(6,172)	260,945
Furniture and fixtures	16,090	(3,117)	12,973
Total investment in real estate	$302,897	$(9,289)	$293,608

2.	Investments in property and equipment consisted of the following as of April 30, 2023

a.	Investments in property and equipment other than held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$218,556	$-	$218,556
Buildings and building improvements	1,713,265	(72,514)	1,640,751
Computer	33,543	(11,904)	21,639
Furniture and fixtures	73,975	(22,355)	51,620
Total investments	$2,039,339	$(106,773)	$1,932,566

b.	Investments in property and equipment held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$19,690	$-	$19,690
Buildings and building improvements	226,284	(6,012)	220,272
Furniture and fixtures	16,090	(2,626)	13,464
Total investments	$262,064	$(8,638)	$253,426

3.	Investments in property and equipment consisted of the following as of April 30, 2022

a.	Investments in property and equipment other than held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$218,556	$-	$218,556
Buildings and building improvements	1,713,265	(10,058)	1,703,207
Computer	32,330	(3,637)	28,693
Furniture and fixtures	69,305	(2,065)	67,240
Total investments	$2,033,456	$(15,760)	$2,017,696

b.	Investments in property and equipment held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$138,283	$-	$138,283
Buildings and building improvements	1,609,873	(39,999)	1,569,874
Furniture and fixtures	106,530	(16,234)	90,296
Total investments	$1,854,686	$(56,233)	$1,798,453

The Company recorded depreciation expenses of $30,027, $93,254 and $90,386 for the eight months ended December 31, 2023 and periods ended April 30, 2023 and April 30, 2022, respectively.

Note 7 - Prepaid Expenses

As of December 31, 2023, prepaid expenses totaled $242,795, contrasting with $3,061,196 and $111,944 on April 30, 2023, and April 30, 2022, respectively. Among this balance at April 30, 2023, $3,045,290 represented shares issued for services rendered, particularly in connection with the Company’s direct listing on Nasdaq during the year ended April 30, 2023. The other prepaid expenses predominantly encompass expenses related to D&O insurance for the period ending December 31, 2023.

Note 8 - Capitalized Software Development costs, work in progress

Qualifying internal-use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services, and purchased software license costs are capitalized. As of December 31, 2023, April 30, 2023 and 2022, the balance of capitalized software costs, work in progress amounted to $839,085, $8,998,755, and $599,459 respectively. The significant decrease is due to finalized PPA valuation.

The Company assesses the carrying amount of capitalized software costs for impairment regularly and considers the recoverability of capitalized costs based on expected future benefits and cash flows. Any impairment loss, if identified, is recognized in the statement of operations.

Note 9 - Mortgage and other loans

Mortgage and other loans consisted of the following as of December 31, 2023, April 30, 2023 and April 30, 2022:

	December 31,	April 30,	April 30,
	2023	2023	2022
The company held multiple mortgage notes with a bank, each bearing an 8.49% interest rate and requiring monthly interest payments. These notes matured on various dates, including $226,737 on May 1, 2022; $110,250 on July 1, 2022; $228,750 on August 1, 2022; $217,500 on September 1, 2022; $177,974 on October 1, 2022; and $98,000 on November 1, 2022. Upon maturity, there was a balloon payment of the remaining principal and interest due. Additionally, the notes were secured by the respective properties and guaranteed by a shareholder of the company.	-	-	1,059,211
Mortgage note with a bank. The note bore interest at a rate of 5% + Prime with floor of 8.25% and provided for monthly interest payments. The note matures on February 10, 2024 at which time there was a balloon payment of remaining principal and interest due, and was secured by the property as well as guaranteed by a shareholder of the Company.	-	880,000	880,000

Mortgage note with a bank. The note bore interest at a rate of 4.75% + Prime with floor of 8.25% and provided for monthly interest payments. The note matures on April 15, 2024 at which time there was a balloon payment of remaining principal and interest due, and was secured by the property as well as guaranteed by a shareholder of the Company.	-	342,000	342,000
Total Short-term debt related to Properties	$-	$1,222,000	$2,281,211

Less: Deferred financing costs, net	-	-	(52,049)

Total Short-term debt related to Properties, net	$-	$1,222,000	$2,229,162
Promissory note bore interest at a rate of 1% + Prime.	-	975,000	-

Promissory note bore interest at a rate of 1% + Prime.	-	4,875,000	-

SAFE Note	-	-	6,000,000

First Insurance Loan	190,095	-	-
Total Short-term debt, net	$190,095	$7,072,000	$8,229,162

Note 10 - Long-Term Liabilities

Long-term liabilities consisted of the following as of December 31, 2023, April 30, 2023, and April 30, 2022:

	October 31,	April 30,	April 30,
	2023	2023	2022
Mortgage note with a bank. The note bears interest at a rate of 7.5% and provides for monthly interest payments. The note matures on January 1, 2053 at which time there is a balloon payment of remaining principal and interest due, and is secured by the property as well as guaranteed by a shareholder of the Company.	$247,000	$247,000	-

Maturities of long-term debt as of December 31, 2023, are as follows:

2053	$247,000
Total Long-term debt, net	$247,000

Note 11 - Stockholders’ Equity (Deficit)

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share (the “Common Stock”); and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share (the “Preferred Stock”). As of December 31, 2023, April 30, 2023 and April 30, 2022 there were 44,122,091 shares, 42,522,091 shares and 8,634,210 shares of common stock issued and outstanding, respectively.

On November 24, 2023, we conducted a follow-on offering by issuing 1,600,000 units priced at $5.00 per unit. This offering generated total gross proceeds of $8.0 million, and after deducting associated expenses, the net proceeds amounted to $7.16 million. Each unit consisted of one share and one and a half warrants, allowing warrant holders to exercise their rights over a five-year period at a price of $5.00.

Note 12 - Commitments and Contingencies

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

We have entered into the delayed draw with GEM to have access to the funds but without any current intention to draw down the debt. In this scenario, we believe it would be appropriate for us to amortize the commitment fee on a straight-line basis over the access period ending October 2025. If it becomes probable that the debt (or a portion of the debt) will not be drawn during the access period, any remaining deferred costs (or portion of the costs) will be expensed.

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

Note 13 - Segment Reporting

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments based on the business unit, Rental business and Platform service business. Due to current market conditions, we expect to pause the Rental business segment until the first quarter of 2025 In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, in which the entity holds material assets and reports revenue.

	Eight months Ended December 31, 2023
	Platform Service	Rental Revenue	Total
Revenues	$99,028	$22,662	$121,690
Cost of goods sold	(93,380)	(1,285)	(94,665)
Gross margin	5,648	21,377	27,025

Operating expenses	-	(2,598,124)	(2,598,124)
Operating loss	5,648	(2,576,747)	(2,571,099)

Other Income (expenses), net	5,502,774	(211,124)	5,291,650
Net Income/ (loss)	$5,508,422	$(2,787,871)	$2,720,551

Note 14 - Sale of myAlphie

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

The net assets of myAlphie (excluding the promissory notes) prior to sale was approximately $347,000 resulting in a gain on sale of approximately $5,503,000 from the assumption of the promissory notes by the Buyer. The gain on sale is included in other income in the statement of operations for the eight months ended December 31, 2023.

Note 15 - Warrants

Warrant accounting

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

The warrants issued upon the follow-on offering and private placements meet the criteria for equity classification under ASC 480 and ASC 815, therefore, the warrants are classified as equity.

On October 23, 2023, pursuant to the terms of the GEM Agreement (as defined above), we issued warrants to purchase up to 1,700,884 shares of the Company’s common stock, which were issued to GYBL (as defined above). The GEM Warrants are exercisable, for cash, for an equal number of shares of our common stock at an original exercise price of $406.67 per share, which exercise price was subsequently adjusted to $371.90 after the Company’s most recent public offering, and the exercise price of the GEM Warrants are subject to further adjustments specified therein.

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

We believe the likelihood that any warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $371.90 per share, in the case of the GEM Warrants, we believe holders of the GEM Warrants will be unlikely to exercise them. While current conditions influencing the exercise of the GEM Warrants make such exercise unlikely, further adjustments to its exercise price may make the GEM Warrants more attractive for investors to exercise. Our analysis is based on the trading price of our common stock as of the date of this report, with a threshold set at $371.90 per share for the GEM warrants.

On November 24, 2023, we conducted a follow-on offering by issuing 1,600,000 units priced at $5.00 per unit. This offering generated total gross proceeds of $8.0 million, and after deducting associated expenses, the net proceeds amounted to $7.16 million. Each unit consisted of one share and one and a half warrants, allowing warrant holders to exercise their rights over a five-year period at a price of $5.00.

The factors considered in the Black Scholes option valuation model are as below:

	Rhove acquisition	Follow-on
Underlying stock price	$10	$4
Exercise price	$10	$5
Volatility	76.60%	90.00%
Risk free interest rate	3.69%	4.43%
Maturity	2 years	5 years

Warrant activity during the eight months ended December 31, 2023 follows:

	Warrants	Weighted Average	Average Remaining Contractual
	Outstanding	Exercise Price	Life (Years)
Warrants outstanding on April 30, 2022	—	$—	0.00
Warrant activity	—	—	—
Warrants outstanding on April 30, 2023	0.00	$0.00	0.00
Warrants Issued on October 23, 2023	1,700,884	371.90	4.81
Warrants Issued on November 21, 2023	1,600,000	5.00	4.89
Warrants outstanding on December 31, 2023	3,300,884	194.06	4.85

Note 16 - Subsequent Events

Management has evaluated all subsequent events through March 7, 2024, the date the consolidated financial statements were available to be issued. Based on this evaluation, below was identified which require disclosure in these consolidated financial statements.

Parent company litigation

On February 17, 2024, the Company and Ms. Valentina Isakina reached a settlement agreement (the “Settlement Agreement”). According to the terms, the Company committed to a cash payment of $125,000 to Ms. Isakina in exchange for a comprehensive resolution of all judgments and claims she had asserted against the Company, its subsidiaries, affiliates, and others (referred to as the “Settlement Amount”). This amount was accrued as of December 31, 2023, and the Company disbursed the Settlement Amount to Ms. Isakina on February 20, 2024.

Sale of property

On March 6, 2024 the Company sold 825 Austrian road property for a total sale consideration of $325,000. In connection with this property sale, the Company paid off the related mortgage loan of $247,000.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: March 12, 2024	By:	/s/ Giri Devanur
Giri Devanur
Chief Executive Officer

Date: March 12, 2024	By:	/s/ Michael Frenz
Michael Frenz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act fof 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2024	/s/ Giri Devanur
Giri Devanur
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 12, 2024	/s/ Michael Frenz
Michael Frenz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 12, 2024	/s/ Dimitrios Angelis
Dimitrios Angelis, Director

Date: March 12, 2024	/s/ Brian Cole
Brian Cole, Director

Date: March 12, 2024	/s/ Monaz Karkaria
Monaz Karkaria, Director

Date: March 12, 2024	/s/ Balaji Swaminathan
Balaji Swaminathan, Director