Form 10-Q
period 2024-03-31
reAlpha Tech Corp.
filed 2024-04-19
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 15, 2024, the registrant had 44,122,091 shares of common stock, par value of $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALPHA TECH CORP.

Condensed Consolidated Balance Sheet

March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$4,838,146	$6,456,370
Accounts receivable	12,167	30,630
Prepaid expenses	217,303	242,795
Other current assets	672,287	670,499
Total current assets	5,739,903	7,400,294

Property and Equipment, at cost
Property and equipment, net	27,894	328,539

Other Assets
Investments	115,000	115,000
Other long term assets	281,250	406,250
Intangible assets, net	933,532	997,962
Goodwill	17,337,739	17,337,739
Capitalized software development - work in progress	936,785	839,085
TOTAL ASSETS	$25,372,103	$27,424,869
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$433,612	$461,875
Related party payables	9,800	-
Other loans	118,809	190,095
Accrued expenses	520,142	817,114
Total current liabilities	1,082,363	1,469,084

Long-Term Liabilities
Deferred liabilities	1,000,000	1,000,000
Mortgage loans	-	247,000
Total liabilities	2,082,363	2,716,084

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and March 31, 2024	-	-
Common stock ($0.001 par value; 200,000,000 shares authorized, 44,122,091 shares outstanding as of December 31, 2023; 200,000,000 shares authorized, 44,122,091 shares outstanding as of March 31, 2024)	44,123	44,123
Additional paid-in capital	36,899,497	36,899,497
Accumulated deficit	(13,656,865)	(12,237,885)
Total stockholders’ equity (deficit) of reAlpha Tech Corp.	23,286,755	24,705,735

Non-controlling interests in consolidated entities	2,985	3,050
Total stockholders’ equity (deficit)	23,289,740	24,708,785
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY	$25,372,103	$27,424,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALPHA TECH CORP.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2024, and 2023 (unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Revenues	$20,426	$111,451
Cost of revenues	18,249	70,775
Gross Profit	2,177	40,676

Operating Expenses
Wages, benefits and payroll taxes	418,902	204,196
Repairs & maintenance	749	4,461
Utilities	1,663	5,173
Travel	46,964	41,961
Dues & subscriptions	12,360	20,038
Marketing & advertising	77,362	89,099
Professional & legal fees	468,725	325,161
Depreciation & amortization	71,453	48,003
Other operating expenses	211,497	96,476
Total operating expenses	1,309,675	834,568
Operating Loss	(1,307,498)	(793,892)

Other Income (Expense)
Interest income	357	544
Other income	31,392	90
Interest expense	(10,802)	(41,812)
Other expense	(132,494)	(29,843)
Total other income (expense)	(111,547)	(71,021)

Net Loss before income taxes	(1,419,045)	(864,913)
Income tax expense	-	-
Net Loss	$(1,419,045)	$(864,913)

Less: Net Loss Attributable to Non-Controlling Interests	(65)	(191)

Net Loss Attributable to Controlling Interests	$(1,418,980)	$(864,722)

Net loss per share — basic	$(0.03)	$(0.02)

Net loss per share — diluted	$(0.03)	$(0.02)

Weighted-average outstanding shares — basic	44,122,091	40,839,051

Weighted-average outstanding shares — diluted	44,122,091	40,839,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALPHA TECH CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2024, and 2023 (unaudited)

					ReAlpha
			Additional		Tech Corp. and	Non-	Total
	Common Stock		Paid-in	Accumulated	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2023	44,122,091	$44,123	$36,899,497	$(12,237,885)	$24,705,735	$3,050	$24,708,785

Net loss	-	-	-	(1,418,980)	(1,418,980)	(65)	(1,419,045)
RTC India - Non controlling interest	-	-	-	-	-	-	-
Balance at March 31, 2024	44,122,091	$44,123	$36,899,497	$(13,656,865)	$23,286,755	$2,985	$23,289,740

					ReAlpha
			Additional		Tech Corp. and	Non-	Total
	Common Stock		Paid-in	Accumulated	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2022	9,376,400	$9,376	$6,979,840	$(9,775,175)	$(2,785,959)	$1,814	$(2,784,145)

Net loss	-	-	-	(864,722)	(864,722)	(191)	(864,913)
Shares issued through Reg A offering	153,697	154	1,435,826	-	1,435,980	-	1,435,980
Reg A offering costs	-	-	(79,379)	-	(79,379)	-	(79,379)
Distribution to syndicate members	-	-	(13,375)	-	(13,375)	3,292	(10,083)
Shares issued for acquisition of Rhove	1,312,025	1,312	13,118,938	-	13,120,250	-	13,120,250
Shares issued for services	304,529	305	3,044,985	-	3,045,290	-	3,045,290
Shares issued in former parent	543,420	543	149,457	-	150,000	-	150,000
RTC India - Non controlling interest	-	-	-	-	-	641	641
Cancellation of shares in the former parent	(9,167,630)	(9,167)	(241,957)	-	(251,124)	-	(251,124)
Recapitalization of shares	40,000,000	40,000	410,000	-	450,000	-	450,000
Downstream merger transaction	-	-	(697,175)	-	(697,175)	-	(697,175)
Balance at March 31, 2023	42,522,441	$42,523	$24,107,160	$(10,639,897)	$13,509,786	$5,556	$13,515,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALPHA TECH CORP.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024, and 2023 (unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,419,045)	$(864,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,453	48,003
Non cash commitment fee expense	125,000	-
Gain on sale of properties	(31,378)	-
Changes in operating assets and liabilities:
Accounts receivable	18,463	(2,972)
Payable to related parties	9,800	-
Prepaid expenses	25,492	23,563
Other current assets	(1,788)	(155,410)
Accounts payable	(28,263)	(553,142)
Accrued expenses	(296,972)	(81,047)
Total adjustments	(108,193)	(721,005)
Net cash used in operating activities	(1,527,238)	(1,585,918)

Cash Flows from Investing Activities:
Additions to property, plant & equipment	78,000	(12,926)
Cash paid to acquire business	-	(25,000)
Capitalized software development - work in progress	(97,700)	(101,047)
Net cash provided by (used in) investing activities	(19,700)	(138,973)

Cash Flows from Financing Activities:
Payments of debt	(71,286)	-
Proceeds from issuance of common stock	-	282,577
Net cash provided by (used in) financing activities	(71,286)	282,577

Net increase (decrease) in cash	(1,618,224)	(1,442,314)

Cash - Beginning of Period	6,456,370	2,989,782
Cash - End of Period	$4,838,146	$1,547,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company’s head office is located at 6515 Longshore Loop, Suite 100 — Dublin, OH 43017.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The financial statements include the operations, assets, and liabilities of the Company. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying financial statements.

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

The Company had cash of $4,838,146 and $6,456,370 as of March 31, 2024 and December 31, 2023, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of March 31, 2024, the Company’s cash was held by financial institutions that management believes have acceptable credit. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Investments

The Company holds 25% of the equity in each of the two privately held entities, Naamche Inc. and Carthagos. Inc. However, the Company does not have any significant control or influence over the financial and operating policies. As these equity instruments do not have readily determinable fair values, they have been measured using the measurement alternative, cost-less impairment. The carrying amount for these instruments would be subsequently adjusted for observable price changes, or prices in orderly transactions for an identical investment or similar investment of the same issuer. In addition, these investments are periodically evaluated for impairment. The investments are classified as other assets on the Company’s condensed Consolidated Balance Sheet and the Company has not recorded any adjustments to the carrying value of investments in the period ended March 31, 2024.

Capitalized Software Development Costs

The Company follows Accounting Standards Codification (ASC) 350, “Internal-Use Software,” to assess the capitalization of software development costs, such as those incurred during the application development stage, including coding, testing, and development of software functionality which are eligible for capitalization. Such costs encompass direct labor, third-party services, and other directly attributable expenses. As of March 31, 2024, the software under development has not reached the stage of being substantially complete and ready for its intended use. Consequently, the Company continues to capitalize costs related to the application development stage in accordance with ASC 350.

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

Definite-lived Intangible Assets

ASC 350 on Intangibles – Goodwill and Other; Intangible assets; the valuation and classification of these intangible assets and determination of useful lives involves judgments and significant estimates. These Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset using the straight-line method and estimated useful lives ranging from 2 to 8 years. We periodically review the estimated useful lives of our definite-lived intangible assets and identify events or changes in circumstances that may indicate revised estimated useful lives.

Credit Facilities

In May 2022, reAlpha Acquisitions Churchill, LLC, a wholly-owned subsidiary of reAlpha Tech Corp., entered into a credit agreement with Churchill Finance I, LLC, securing a credit facility of $200 million. The primary purpose of this credit facility is to finance short-term rental acquisitions. The facility provides the Company with increased financial flexibility to pursue strategic opportunities in the real estate market.

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

Earnings (Loss) Per Share

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the condensed consolidated statements of operations. Basic earnings (loss) per share is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the three months ended March 31, 2024, the GEM Warrants (as defined below) to purchase up to 1,700,884 of the Company’s shares of common stock were excluded.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements and related disclosures from the adoption of this guidance.

Reclassification Presentation

Certain amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 3 - Going Concern

With the implementation of FASB standard on going concern, ASU No. 2014-15, we assessed going concern uncertainty in our condensed consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least 12 months from the date our condensed consolidated financial statements are issued, which is referred to as the “look-forward period” as defined by ASU No. 2014-15. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors.

Although we anticipate ongoing operating losses in the foreseeable future, we have assessed our ability to continue as a going concern for the next 12 months. Despite the current lack of sufficient revenue, we possess ample liquid capital to fund projected expenses over the next year based on our budgeted operating plans.

As of March 31, 2024, the Company holds approximately $4.8 million in cash. With positive working capital and current assets adequately covering liabilities as of March 31, 2024, the Company believes it has sufficient cash to fund its operations for the next 12 months.

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

Note 5 - Property and Equipment

1.	Investments in property and equipment consisted of the following as of March 31, 2024

a.	Investments in property and equipment other than held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Computer	$33,387	$(18,739)	$14,648
Furniture and fixtures	20,815	(7,569)	13,246
Total investment in property and equipment	$54,202	$(26,308)	$27,894

2.	Investments in property and equipment consisted of the following as of December 31, 2023

a.	Investments in property and equipment other than held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Computer	$33,401	$(11,856)	$21,545
Furniture and fixtures	20,853	(7,467)	13,386
Total investment in property and equipment	$54,254	$(19,323)	$34,931

b.	Investments in property and equipment held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$19,690	$-	$19,690
Buildings and building improvements	267,117	(6,172)	260,945
Furniture and fixtures	16,090	(3,117)	12,973
Total investment in real estate	$302,897	$(9,289)	$293,608

The Company recorded depreciation expenses of $7,022 and $26,551 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Note 6 - Capitalized Software Development costs, work in progress

Qualifying internal-use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services, and purchased software license costs are capitalized. As of March 31, 2024 and December 31, 2023, the balance of capitalized software costs, work in progress amounted to $911,485 and $839,085, respectively.

The Company assesses the carrying amount of capitalized software costs for impairment regularly and considers the recoverability of capitalized costs based on expected future benefits and cash flows. Any impairment loss, if identified, is recognized in the statement of operations.

Note 7 - Other loans

Mortgage and other loans consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
First Insurance Loan	118,809	190,095
Total Short-term debt, net	$118,809	$190,095

Note 8 - Mortgage Loans

Long-term liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Mortgage note with a bank. The note bears interest at a rate of 7.5% and provides for monthly interest payments. The note matures on January 1, 2053 at which time there is a balloon payment of remaining principal and interest due, and is secured by the property as well as guaranteed by a shareholder of the Company.	$-	$247,000

Note 9 - Stockholders’ Equity (Deficit)

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share (the “Common Stock”); and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share (the “Preferred Stock”). As of March 31, 2024 and December 31, 2023, there were 44,122,091 shares of Common Stock issued and outstanding, and 0 shares of Preferred Stock issued and outstanding.

Note 10 - Commitments and Contingencies

Pursuant to the terms of that certain Share Purchase Agreement between the Company and GEM Global Yield LLC SCS (“GEM Yield”) and GEM Yield Bahamas Limited (“GYBL,” and collectively, “GEM”), dated December 1, 2022 (the “GEM Agreement”), we are required to indemnify GEM for any losses it incurs as a result of a breach by us or of our representations and warranties and covenants under the GEM Agreement or for any misstatement or omission of a material fact in a registration statement registering those shares pursuant to the GEM Agreement. Also, GEM is entitled to be reimbursed for legal or other costs or expenses reasonably incurred in investigating, preparing, or defending against any such loss. To date, we have not raised any capital pursuant to the GEM Agreement and we may not raise any capital pursuant to it prior to its expiration. Restrictions pursuant to terms of our future financings may also affect our ability to use the GEM Agreement.

Legal Matters

India Proceeding Involving Giri Devanur

In 2006, Mr. Devanur became the CEO of an India-based company named Gandhi City Research Park, Private Limited (“Gandhi City Research Park”). Gandhi City Research Park was liquidated as a result of the Lehman Brothers collapse in 2009. In 2010, an investor in Gandhi City Research Park filed a fraud complaint with the Cubbon Park Police Station in Bengaluru, India, against, among others, Mr. Devanur. In 2014, the Cubbon Park Police dismissed all claims. Subsequently, in 2015 the investor appealed the Cubbon Park Police’s decision before the Lower Court. In November 2018, the Lower Court issued a criminal summons against, among others, Mr. Devanur. Mr. Devanur petitioned the High Court to quash the summons. By order dated March 27, 2023, the High Court granted Mr. Devanur’s petition and ordered the Lower Court to reconsider the investor’s appeal. On August 3, 2023, the Lower Court decided to uphold the Cubbon Park Police’s decision and close the criminal case against Mr. Devanur. On December 4, 2023, Mr. Devanur received a petition to challenge the Lower Court’s order to uphold the Cubbon Park Police’s decision and close Mr. Devanur’s criminal case. Mr. Devanur is vigorously contesting this petition.

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

Note 11 - Segment Reporting

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

The table below presents a reconciliation of revenue by reportable segment to consolidated revenue and a reconciliation of consolidated segment operating profit to consolidated loss before income taxes for the three months ended March 31, 2024 and 2023.

	Three months Ended March 31,
	2024	2023
Revenue by segment
Platform services	$20,426	$62,810
Rental services	-	48,641
Consolidated revenue	20,426	111,451
Segment cost of revenue
Platform services	(18,249)	(62,528)
Rental services	-	(8,247)
Consolidated segment cost of revenue	(18,249)	(70,775)
Consolidated segment gross margin	2,177	40,676
Segment operating expense
Platform services	-	-
Rental services	(39,135)	(62,567)
Consolidated segment operating expenses	(39,135)	(62,567)
Total consolidated segment operating loss	(36,958)	(21,891)
Segment other income (loss)
Platform services	-	-
Rental services	20,590	(55,532)
Total consolidated segment operating loss	(16,368)	(77,423)
Corporate expenses
Operating expenses	(1,270,540)	(772,001)
Other income (expenses), net	(132,137)	(15,489)
	(1,402,677)	(787,490)
Total consolidated loss before income taxes	$(1,419,045)	$(864,913)

Note 12 - Warrants

Warrant accounting

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

On October 23, 2023, pursuant to the terms of the GEM Agreement (as defined above), we issued GYBL warrants to purchase up to 1,700,884 shares of the Company’s common stock (the “GEM Warrants”). The GEM Warrants are exercisable, for cash, at an original exercise price of $406.67 per share, which exercise price was subsequently adjusted to $371.90 after the Company’s most recent public offering, and the exercise price of the GEM Warrants are subject to further adjustments specified therein.

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

The factors considered in the Black Scholes option valuation model are as below:

	Rhove acquisition	Follow-on
Underlying stock price	$10	$4
Exercise price	$10	$5
Volatility	76.60%	90.00%
Risk free interest rate	3.69%	4.43%
Maturity	2 years	5 years

Warrant activity for the period ended March 31, 2024 follows:

	Warrants	Weighted Average	Average Remaining Contractual
	Outstanding	Exercise Price	Life (Years)
Warrants outstanding on April 30, 2022	—	$—	0.00
Warrant activity	—	—	—
Warrants outstanding on April 30, 2023	0.00	$0.00	0.00
Warrants Issued on October 23, 2023	1,700,884	371.90	4.56
Warrants Issued on November 21, 2023	1,600,000	5.00	4.64
Warrants outstanding on March 31, 2024	3,300,884	$194.06	4.60

Note 13 - Subsequent Events

Management has evaluated all subsequent events through April 19, 2024, the date the condensed consolidated financial statements were available to be issued. Based on this evaluation, nothing was identified which require disclosure in these condensed consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q, or this “report,” contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	We are employing a business model with a limited track record, which makes our business difficult to evaluate;

●	Our technology that is currently being developed may not yield expected results or be delivered on time;

●	Our ability to integrate any acquisitions successfully;

●	We intend to utilize a significant amount of indebtedness and raise capital through public offerings for the operation of our business;

●	The implementation of artificial intelligence (“AI”) into our technologies may prove to be more difficult than anticipated;

●	The real estate technology industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors;

●	Our ability to retain our executive officers and other key personnel;

●	If we fail to attract or retain customers and users of our technologies, or if we fail to provide high-quality real estate industry solutions, our business, results of operations, and financial condition would be materially adversely affected;

●	Our real estate investments are currently on hold, and there is no assurance we will resume our short-term rental operations. We may restart these operations depending on macroeconomics factors, such as high interest rates, and general factors such as real estate investment demand, capital availability, investment yields, regulatory changes, competitive landscape and others; and

●	The impact of laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm to our business.

Forward-looking statements may appear throughout this report, including without limitation, the following sections: Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors.” The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “reAlpha,” “we,” “us,” “our” and the “Company” refer to reAlpha Tech Corp. and its subsidiaries, as applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our audited financial statements and related notes included in our most recent Transition Report on Form 10-KT. In addition to historical information, this discussion and analysis here and throughout this report contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Transition Report on Form 10-KT for the eight months ended December 31, 2023.

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

We may resume the complementary asset-heavy model from our rental business segment if the prevailing interest rates and other macroeconomic factors align more favorably with such business model. In the meantime, our growth strategy will encompass both organic and inorganic methods through commercialization of our AI technologies that are in varying stages of development and acquisitions of complementary businesses and technologies. In particular, we intend to acquire companies that we believe will complement our business model and accelerate our proposition to expand our technology offerings to customers by offering IT services, staffing and accounting services and others.

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

Syndicate Members differ significantly to the holders of our common stock. Rights among Syndicate Members may also vary among each other depending on the specific terms and conditions agreed to in the offering documents pursuant to which the holder becomes a Syndicate Member. By becoming a Syndicate Member, the holder will not acquire any rights to the Company’s common stock and, therefore, will not be entitled to vote, receive a dividend or exercise any other rights of a stockholder of the Company. Likewise, acquiring shares of our common stock will not provide the stockholders the status of Syndicate Member. Both Syndicate Members and our stockholders will receive the same quarterly financial metric information of our listed properties through the reAlpha App and the reAlpha website, which will also be available to the general public without a login, concurrently with our condensed consolidated quarterly results (as more fully described under “Segments – Platform Services” above), to the extent we resume these operations. Syndicate members that have access to the reAlpha App will only receive personalized financial information respective to their individual holdings in each of our Syndications. To date, we have not developed a secondary trading market for equity interests in our Syndication LLCs. While the potential establishment of such a market may be considered in the future, we have not made any decisions to develop a secondary trading market at this time.

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

Recent Developments

Sale of myAlphie LLC

Effective May 17, 2023, we entered into a Second Side Letter Amendment (the “Second Amendment”) to that certain Membership Interest Purchase Agreement between us and turnit Holdings, LLC (“Turnit”), dated as of December 31, 2022 (the “Purchase Agreement”) to finalize a transaction that was originally contemplated through the Purchase Agreement. Turnit is an indirect subsidiary of Crawford Hoying, which is owned and partially controlled by Brent Crawford, the former chairman of our board of directors. CH REAlpha Investments, LLC, and CH REAlpha Investments II, LLC are also managed by Mr. Crawford. The Purchase Agreement was previously amended by a First Side Letter Agreement dated March 11, 2023 (the “First Amendment”), which was entered into between the Turnit and us. The Purchase Agreement provided for Turnit’s acquisition of all the issued and outstanding membership interests of myAlphie, LLC (the “Subsidiary”). Since the sale of myAlphie, we have provided Turnit with technical support services related to myAlphie.

Prior to the execution of the Purchase Agreement and pursuant to the Downstream Merger, we held myAlphie LLC as a subsidiary, along with (a) all its technology and intellectual property, and (b) two on-demand promissory notes in the amounts of $975,000 and $4,875,000 payable to CH REAlpha Investments, LLC, and CH REAlpha Investments II, LLC, respectively (together, the “Promissory Notes”). Upon closing of the Purchase Agreement (a) the Seller sold all of its interests in myAlphie LLC, and (b) Turnit assumed our remaining liabilities and outstanding obligations under the Promissory Notes.

Launch of GENA

On March 21, 2024, we made GENA available to users. Initially announced on November 1, 2023, GENA, formerly known as “BnBGPT,” is an AI-powered technology designed to develop or enhance personalized listing descriptions for residential properties intended for online platforms such as Airbnb, Zillow, VRBO, and others. Previously utilized for internal purposes, GENA currently operates under a revenue model based on pay-per-use, with an initial free credit offered to new users.

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

Execution of Purchase Agreements to Acquire Naamche, Inc. and Naamche, Inc. Pvt. Ltd.

On December 3, 2023, we entered into the First Purchase Agreement by and among us, Naamche, the Sellers and Sellers’ Representative, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of Naamche not already owned by us (the “First Acquisition”), in exchange for: (i) 225,000 shares (the “Shares”) of the our restricted common stock to be issued to the Sellers within 9 months from the closing date of the Acquisitions (as defined below) (the “Closing Date”), with each Seller receiving a number of Shares based on such Seller’s Relative Share (as defined in the First Purchase Agreement); and (ii) $450,000 in cash, payable to the Sellers in the 3 year period following the Closing Date based on the achievement of specified revenue-based targets (the “Contingent Payments,” and together with the Shares, the “U.S. Naamche Purchase Price”). The Shares will be subject to vesting over a 3 year period commencing from the date of issuance (the “Vesting Period”), provided that the Sellers remain actively involved in the management and operations of Naamche and Nepal Naamche during the Vesting Period. As of the date of execution of the First Purchase Agreement, we owned 25% of the issued and outstanding capital stock of Naamche.

Concurrently with the execution of the First Purchase Agreement, we also entered into the Second Purchase Agreement by and among us, Nepal Naamche, the Sellers and the Sellers’ Representative, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of Nepal Naamche (the “Second Acquisition,” and together with the First Acquisition, the “Acquisitions”), in exchange for $50,000 in cash payable to each Seller based on such Seller’s Relative Share (as defined in the Second Purchase Agreement) (the “Nepal Naamche Purchase Price,” and together with the U.S. Naamche Purchase Price, the “Purchase Price”).

Subsequently, on February 2, 2024, the Company, Nepal Naamche, the Sellers and Sellers’ Representative entered into the Amended and Restated Purchase Agreement, which amends, restates and supersedes the Second Purchase Agreement in its entirety. The Amended and Restated Agreement provides for, in addition to the transactions contemplated by the Second Purchase Agreement, a post-closing covenant of the Company to subscribe for and purchase from Nepal Naamche an aggregate of 135,000 shares of its common stock during the one-year period following the Closing Date, at a price per share of Nepalese Rupees 100, pursuant to the terms of one or more subscription agreements to be entered into between the Company and Nepal Naamche. As of the date of this report, we have not yet entered into any such subscription agreements with Nepal Naamche.

The closing of the Acquisitions is subject to the satisfaction or waiver of certain closing conditions set out in the Purchase Agreements, which with respect to the Amended and Restated Agreement, includes the receipt of regulatory approval from the Department of Industries of Nepal for the transactions contemplated by the Second Purchase Agreement, which was received on March 27, 2024. However, the closing of the First Acquisition is still contingent upon the satisfaction or waiver of all of the remaining closing conditions set out in the Second Purchase Agreement and Amended and Restated Agreement. As a result of the Acquisitions, to the extent we satisfy the foregoing closing conditions, we will own 100% of the issued and outstanding shares of capital stock of Naamche and Nepal Naamche, and both entities will be our wholly-owned subsidiaries.

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

Letter of Intent

On December 13, 2023, we entered into a non-binding letter of intent (the “LOI”) to acquire United Software Group and certain of its affiliates (collectively, “USG”) an Ohio-based privately-held, multi-industry information technology consulting company (the “Acquisition”), pursuant to which, we intended to purchase USG for an aggregate purchase price of up to $40,000,000, payable as follows: (i) $11,700,000 in cash at closing; (ii) $16,700,000 in shares of our common stock, at an initial value of $10 per share, subject to adjustments based on the common stock’s performance 18 months after closing; and (iii) an additional $11,600,000 in cash, subject to performance based earn-out measures set forth in the LOI.

The proposed Acquisition was subject to conditions, including negotiation of definitive documentation and completion of our due diligence. On February 19, 2024, in accordance with the LOI, we notified USG of our intention to extend the due diligence period for another 60 days. On April 12, 2024, after completion of our due diligence investigations, we terminated negotiations to acquire USG and will not enter into a definitive agreement.

Change in fiscal year

On December 12, 2023, our board of directors approved a change to our fiscal year end from April 30 to December 31, effective as of December 31, 2023. Accordingly, references to our fiscal year 2022 and prior years, if any, mean the fiscal year ended on April 30 of such year, and references to our fiscal year 2023 and beyond mean the fiscal year ended on December 31 of such year.

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

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Revenues	$20,426	$111,451

Cost of revenues	18,249	70,775

Gross Profit	2,177	40,676

Operating Expenses
Wages, benefits and payroll taxes	418,902	204,196
Repairs and maintenance	749	4,461
Utilities	1,663	5,173
Travel	46,964	41,961
Dues and subscriptions	12,360	20,038
Marketing and advertising	77,362	89,099
Professional and legal fees	468,725	325,161
Depreciation and amortization	71,453	48,003
Other operating expenses	211,497	96,476
Total operating expenses	1,309,675	834,568
Operating Loss	(1,307,498)	(793,892)

Other Income (Expense)
Interest income	357	544
Other income	31,392	90
Interest expense	(10,802)	(41,812)
Other expense	(132,494)	(29,843)
Total other income (expense)	(111,547)	(71,021)

Net Loss before income taxes	(1,419,045)	(864,913)

Income tax expense	-	-

Net Loss	$(1,419,045)	$(864,913)

Revenues. Revenues were $20,426 for the three months ended March 31, 2024 compared to $111,451 for the three months ended March 31, 2023. Our revenues consist of both the short-term rental revenue that we receive from our listed properties and platform services income that we receive directly from, or services related to, our technologies. This decrease in revenues is mainly attributed to lower rental income segment due to the disposal of our properties during and subsequent to the fiscal year 2023, as well as lower platform services segment revenue compared to the three months ended March 31, 2023 as a result of the sale of myAlphie.

Cost of Revenues. The cost of revenues was $18,249 for the three months ended March 31, 2024, compared to $70,775 for the three months ended March 31, 2023. Cost of revenues consists of payments for property management fees of listed properties, previous payments to vendors for work completed through myAlphie and associated payment processing fees to Stripe, a payment platform. The decrease in cost of revenues is mainly attributed due to the sale of myAlphie, since we no longer incur any direct costs related to operating the myAlphie platform.

Wages, Benefits, and Payroll Taxes. Wages, benefits, and payroll taxes totaled $418,902 for the three months ended March 31, 2024, compared to $204,196 for the three months ended March 31, 2023. This increase is attributed to the recent salary adjustments to our executive officers, which were retroactive to January 1, 2024, in addition to the creation of a new executive officer position and associated salary therewith.

Depreciation and Amortization. Depreciation and amortization were $71,453 for the three months ended March 31, 2024, compared to $48,003 for the three months ended March 31, 2024. This increase is mainly attributed to the inclusion of intangible asset amortization in the depreciation and amortization expenses for the three months ended March 31, 2024.

Other Operating Expenses. Other operating expenses were $211,497 for the three months ended March 31, 2024, compared to $96,476 for the three months ended March 31, 2023. This increase is mainly attributed to an increase in directors’ and officers’ insurance expenses, and an increase in commission and title expenses occurred in connection with the sale of one of our properties during the three months ended March 31, 2024.

Other Income. Other income was $31,392 for the three months ended March 31, 2024, compared to $90 for the three months ended March 31, 2023.  This increase is mainly attributed to the gain on sale of property sold during the three months ended March 31, 2024.

Interest Expense. Interest expense was $10,802 for the three months ended March 31, 2024, compared to $41,812 for the three months ended March 31, 2023. This decrease in interest expense is attributable to a decrease in outstanding mortgage loans after the sale of certain properties.

Professional and Legal Fees. Professional and legal fees were $468,725 for the three months ended March 31, 2024, compared to $325,161 for the three months ended March 31, 2023. The change in periods is mainly due to an increase in general legal advisory services and related fees.

Other Expenses. Other non-operating expenses were $132,494 for the three months ended March 31, 2024, compared to $29,843 for the three months ended March 31, 2023. This increase is mainly due to the amortization expenses of the commitment fee incurred in connection with the equity facility we have in place with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”).

Net Loss. Net loss was $1,419,045 for the three months ended March 31, 2024, compared to a net loss of $864,913 for the three months ended March 31, 2023. This increase in loss is mainly attributable to increase in wages, Professional and legal fees and amortization of commitment fee.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. For further information regarding our reportable business segments, refer to our condensed consolidated financial statements and related notes included elsewhere in this report.

Platform Services

	Three Months Ended March 31,
	2024	2023	Change in $	Change in %
Total revenue	20,426	62,810	(42,384)	(67)
Cost of revenue	(18,249)	(62,528)	44,279	(71)
Segment earnings (loss)	$2,177	$282	$1,895	672

Revenues. Revenues for the platform services segment was $20,426 for the three months ended March 31, 2024, compared to $62,810 for the three months ended March 31, 2023. This decrease in revenue is attributable to the sale of myAlphie. We have not generated other platform services revenue since the sale of myAlphie, except for providing technical support services to Turnit during the transition period after the sale of myAlphie.

Cost of revenues. Cost of revenues for the platform services segment was $18,249 for the three months ended March 31, 2024, compared to $62,528 for the three months ended March 31, 2023. This decrease in cost of revenues is mainly attributed to the sale of myAlphie. After the sale, we no longer incur any payments to vendors or Stripe previously associated with myAlphie’s platform. The cost of revenues now consists only of costs incurred in connection with the technical support services provided to Turnit.

Segment earnings. Segment earnings was $2,177 for the three months ended March 31, 2024, compared to $282 for the three months ended March 31, 2023. This increase in segment earnings is mainly due to an increase in support services provided to Turnit and a decrease in payments to vendors and Stripe.

Rental Business

	Three Months Ended March 31,
	2024	2023	Change in $	Change in %
Total revenue	-	48,641	(48,641)	(100)
Cost of revenue	-	(8,247)	8,247	(100)
Operating expenses	(39,135)	(62,567)	23,432	(37)
Other Income (expenses), net	20,590	(55,532)	76,122	(137)
Segment earnings (loss)	$(18,545)	$(77,705)	$59,160	(76)

Revenues. Revenues for the rental business segment was $0 for the three months ended March 31, 2024, compared to $48,641 for the three months ended March 31, 2023. This decrease is attributable to the decrease in the number of properties listed compared to the three months ended March 31, 2023, as we sold the properties we held for this segment’s operations as a result of putting these operations on hold.

Cost of revenues. Cost of revenues for the rental business segment was $0 for the three months ended March 31, 2024, compared to $8,247 for the three months ended March 31, 2023. This difference is attributed to the decrease in the number of properties listed, which decreased the associated costs of maintaining those properties.

Operating expenses. Operating expenses of the rental business segment was $39,135 for the three months ended March 31, 2024, compared to $62,567 for the three months ended March 31, 2023. This decrease is mainly attributed to the depreciation and amortization expense.

Other income (expense). Other income (expense) of the rental business segment was $20,590 for the three months ended March 31, 2024, compared to $(55,532) for the three months ended March 31, 2023. This difference is mainly attributed to the gain on the sale of the properties we disposed of and the reduction in interest expenses resulting from us paying the corresponding mortgage loans for such properties.

Segment loss. Segment loss was $18,545 for the three months ended March 31, 2024, compared to a segment loss of $77,705 for the three months ended March 31, 2023. This decrease is mainly attributable to decrease in interest expense and decrease in depreciation and amortization expense.

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

We reconcile our non-GAAP financial measure of Adjusted EBITDA to our net income, adjusted to exclude interest expense, provision for (benefit from) income taxes, depreciation and amortization and certain charges or gains resulting from non-recurring events, if any. For the three-months ended March 31, 2024 and March 31, 2023, we did not have any non-recurring event.

The following table provides a reconciliation of net income to Adjusted EBITDA:

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(1,419,045)	$(864,913)
Adjusted to exclude the following:	-	-
Depreciation and amortization	71,453	48,003
Interest expense	10,802	41,812
Adjusted EBITDA	$(1,336,790)	$(775,098)

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

We had cash and cash equivalents of approximately $4.8 million as of March 31, 2024 and approximately $6.5 million as of December 31, 2023. We believe we have sufficient working capital to fund our operations for the next 12 months.

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

As of March 31, 2024, pursuant to the Share Purchase Agreement entered into on December 1, 2022, between us and GEM (the “GEM Agreement”), we can issue and sell to GEM up to an aggregate value of $100 million in shares of our common stock pursuant to draw down notices in accordance with the GEM Agreement. At this time, we do not intend to draw down on the GEM Agreement, but we will continuously evaluate our cash on hand position and business operations needs going forward. We, in our sole discretion, may draw down from the GEM Agreement in the future as our business operations evolve and more working capital to fund operations is needed.

We believe the likelihood that any warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $371.90 per share, in the case of the warrants issued to GEM in accordance with the GEM Agreement (the “GEM Warrants”), we believe holders of the GEM Warrants will be unlikely to exercise them. While current conditions influencing the exercise of the GEM Warrants make such exercise unlikely, further adjustments to its exercise price may make the GEM Warrants more attractive for investors to exercise. Our analysis is based on the trading price of our common stock as of the date of this report, with a threshold set at $371.90 per share for the GEM warrants. On April 15, 2024, the closing price of our common stock was $0.85 per share.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Three-month period
Particulars	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(1,527,238)	$(1,585,918)
Net cash used in investing activities	$(19,700)	$(138,973)
Net cash (used in) provided by financing activities	$(71,286)	$282,577

Cash flows from operating activities

Net cash used in operating activities was $(1,527,238) for the three months ended March 31, 2024, compared to $(1,585,918) for the three months ended March 31, 2023. The difference in net cash flows from operating activities in not significant.

Cash flows from investing activities

Net cash used in investing activities was $(19,700) for the three months ended March 31, 2024, compared to $(138,973) of net cash used for the three months ended March 31, 2023. The difference in cash flows from investing activities was primarily due to gain on sale of property.

Cash flows from financing activities

Net cash provided by financing activities was $(71,286) for the three months ended March 31, 2024, compared to $282,577 for the three months ended March 31, 2023. The difference in cash flows from financing activities is primarily due to issuance of stock in our Regulation A offering.

Smaller Reporting Company

We qualify as a “smaller reporting company” under the rules of the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. We will remain a smaller reporting company until the last day of the fiscal year in which the aggregate market value of our common stock held by non-affiliated persons and entities, or our public float, is more than $700 million as of the last business day of our most recently completed second fiscal quarter, or until the fiscal year following the year in which we have at least $100 million in revenue and at least $250 million in public float as of the last business day of our most recently completed second fiscal quarter.

Item 3. Quantitative and qualitative disclosures about market risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors of our Transition Report on Form 10-KT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document
3.1**	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).
3.2**	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).
10.1**	Michael Frenz’s Offer Letter dated February 1, 2024 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on February 1, 2024).
10.2**	First Amendment to Employment Agreement of Giri Devanur, dated February 1, 2024 (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on February 1, 2024).
10.3**	First Amendment to Employment Agreement of Michael J. Logozzo, dated February 1, 2024 (previously filed as Exhibit 10.3 of Form 8-K filed with the SEC on February 1, 2024).
10.4**	First Amendment to Employment Agreement of Jorge Aldecoa, dated February 1, 2024 (previously filed as Exhibit 10.4 of Form 8-K filed with the SEC on February 1, 2024).
10.5+**	Amended and Restated Stock Purchase Agreement, dated as of February 2, 2024, among reAlpha Tech Corp., Naamche, Inc. Pvt. Ltd., the Sellers and the Sellers’ Representative (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC February 8, 2024).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1***	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Previously filed.

***	Furnished herewith

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: April 19, 2024	By:	/s/ Giri Devanur
Giri Devanur
Chief Executive Officer
(Principal Executive Officer)

Date: April 19, 2024	By:	/s/ Michael Frenz
Michael Frenz
Chief Financial Officer (Principal Financial and Accounting Officer)