Form 10-Q
period 2024-06-30
reAlpha Tech Corp.
filed 2024-08-14
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the registrant has 44,323,226 shares of common stock, par value $0.001, issued and outstanding.

REALPHA TECH CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REALPHA TECH CORP.

Condensed Consolidated Balance Sheet

As of June 30, 2024 and December 31, 2023

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS

Current Assets
Cash	$3,682,327	$6,456,370
Accounts receivable	34,330	30,630
Prepaid expenses	130,912	242,795
Other current assets	690,218	670,499
Total current assets	4,537,787	7,400,294

Property and Equipment, at cost
Property and equipment, net	100,465	328,539

Other Assets
Investments	90,000	115,000
Other long term assets	156,250	406,250
Intangible assets, net	869,101	997,962
Goodwill	17,887,233	17,337,739
Capitalized software development - work in progress	996,049	839,085

TOTAL ASSETS	$24,636,885	$27,424,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$536,483	$461,875
Other loans	47,524	190,095
Accrued expenses	522,816	817,114
Other current liabilities	268,635	-
Total current liabilities	1,375,458	1,469,084

Long-Term Liabilities
Deferred liabilities, net of current portion	1,000,000	1,000,000
Mortgage loans	-	247,000
Other long term liabilities	53,348	-
Total liabilities	2,428,806	2,716,084

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock ($0.001 par value; 200,000,000 shares authorized, 44,323,226 shares outstanding as of June 30, 2024; 200,000,000 shares authorized, 44,122,091 shares outstanding as of December 31, 2023)	44,324	44,123
Additional paid-in capital	37,295,942	36,899,497
Accumulated deficit	(15,135,194)	(12,237,885)
Total stockholders’ equity (deficit) of reAlpha Tech Corp.	22,205,072	24,705,735

Non-controlling interests in consolidated entities	3,007	3,050
Total stockholders’ equity (deficit)	22,208,079	24,708,785

TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY	$24,636,885	$27,424,869

REALPHA TECH CORP.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$62,353	$54,827	$82,779	$166,278
Cost of Revenues	18,250	30,442	36,499	119,158
Gross Profit	44,103	24,385	46,280	47,120

Operating Expenses
Wages, benefits and payroll taxes	476,179	296,186	895,084	482,443
Repairs & maintenance	846	24,645	1,595	29,106
Utilities	979	6,700	2,641	11,873
Travel	64,317	11,239	111,281	53,199
Dues & subscriptions	24,385	16,247	36,743	36,285
Marketing & advertising	130,378	57,569	207,740	146,669
Professional & legal fees	311,792	325,138	780,517	650,298
Depreciation & amortization	69,331	23,242	140,784	71,245
Other operating expenses	176,162	47,947	314,029	113,582
Total operating expenses	1,254,369	808,913	2,490,414	1,594,700

Operating Loss	(1,210,266)	(784,528)	(2,444,134)	(1,547,580)

Other Income (Expense)
Interest income	363	(372)	720	172
Other income	129,388	2,140	129,388	2,140
Gain on sale of myAlphie	-	5,502,774	-	5,502,774
Interest expense	(1,041)	(49,379)	(11,843)	(91,191)
Other expense	(396,756)	(16,179)	(571,488)	(76,772)
Total other income (expense)	(268,046)	5,438,984	(453,223)	5,337,123

Net (Loss) Income	(1,478,312)	4,654,456	(2,897,357)	3,789,543

Less: Net Income (Loss) Attributable to Non-Controlling Interests	17	232	(48)	41

Net (Loss) Income Attributable to Controlling Interests	$(1,478,329)	$4,654,224	$(2,897,309)	$3,789,502

Net (loss) income per share — basic	$(0.03)	$0.11	$(0.07)	$0.09

Net (loss) income per share — diluted	$(0.03)	$0.11	$(0.07)	$0.09

Weighted-average outstanding shares — basic	44,224,893	42,522,441	44,173,208	41,823,285

Weighted-average outstanding shares — diluted	44,224,893	42,522,441	44,173,208	41,823,285

REALPHA TECH CORP.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

for the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

			Additional		ReAlpha Tech Corp. and	Non-	Total
	Common Stock		Paid-in	Accumulated	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity

Balance at December 31, 2023	44,122,091	$44,123	$36,899,497	$(12,237,885)	$24,705,735	$3,050	$24,708,785
Net loss	-	-	-	(1,418,980)	(1,418,980)	(65)	(1,419,045)
Balance at March 31, 2024	44,122,091	$44,123	$36,899,497	$(13,656,865)	$23,286,755	$2,985	$23,289,740
Net loss	-	-	-	(1,478,329)	(1,478,329)	17	(1,478,312)
Shares issued to employees & directors	201,135	201	202,945	-	203,146	-	203,146
Shares issue - Naamche acquisition	-	-	193,500	-	193,500	-	193,500
RTC India - non controlling interest	-	-	-	-	-	5	5
Balance at June 30, 2024	44,323,226	$44,324	$37,295,942	$(15,135,194)	$22,205,072	$3,007	$22,208,079

			Additional		ReAlpha Tech Corp. and	Non-	Total
	Common Stock		Paid-in	Accumulated	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity

Balance at December 31, 2022	9,376,400	$9,376	$6,979,840	$(9,775,175)	$(2,785,959)	$1,814	$(2,784,145)
Net loss	-	-	-	(864,722)	(864,722)	(191)	(864,913)
Shares issued through Reg A offering	153,697	154	1,435,826	-	1,435,980	-	1,435,980
Reg A offering costs	-	-	(79,379)	-	(79,379)	-	(79,379)
Distribution to syndicate members	-		(13,375)	-	(13,375)	3,292	(10,083)
Shares issued for acquisition of Rhove	1,312,025	1,312	13,118,938	-	13,120,250	-	13,120,250
Shares issued for services	304,529	305	3,044,985	-	3,045,290	-	3,045,290
Shares issued in former parent	543,420	543	149,457	-	150,000	-	150,000
RTC India - Non controlling interest	-	-	-	-	-	641	641
Cancellation of shares in the former parent	(9,167,630)	(9,167)	(241,957)	-	(251,124)	-	(251,124)
Recapitalization of shares	40,000,000	40,000	410,000	-	450,000	-	450,000
Downstream merger transaction	-	-	(697,175)	-	(697,175)	-	(697,175)

Balance at March 31, 2023	42,522,441	$42,523	$24,107,160	$(10,639,897)	$13,509,786	$5,556	$13,515,342
Net loss	-	-	-	4,654,224	4,654,224	232	4,654,456
Cancellation of shares	(350)	-	(3,500)	-	(3,500)	-	(3,500)
Distribution to syndicate members	-	-	-	-	-	(3,292)	(3,292)
RTC India - Non Controlling Interest	-	-	-	-	-	263	263
Balance at June 30, 2023	42,522,091	$42,523	$24,103,660	$(5,985,673)	$18,160,510	$2,759	$18,163,269

REALPHA TECH CORP.
Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024, and 2023

(Unaudited)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$(2,897,357)	$3,789,543
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	140,784	71,245
Stock based compensation	203,146	-
Commitment fee expenses	250,000	-
Gain on sale of properties	(31,392)	-
Gain on previously held equity	(129,045)	-
Gain on sale of myAlphie	-	(5,502,774)
Changes in operating assets and liabilities:
Accounts receivable	152,829	76,911
Prepaid expenses	111,883	31,701
Other current assets	(17,670)	(154,638)
Accounts payable	28,102	(428,065)
Accrued expenses	(362,159)	(242,282)
Total adjustments	346,478	(6,147,902)
Net cash used in operating activities	(2,550,879)	(2,358,359)

Cash Flows from Investing Activities:
Proceeds from sale of properties	78,000	-
Additions to property, plant & equipment	(1,245)	(23,196)
Cash acquired through business combination	786	(25,000)
Capitalized software development - work in progress	(156,964)	276,450
Net cash (used in) provided in investing activities	(79,423)	228,254

Cash Flows from Financing Activities:
Payments of debt	(143,885)	(347,226)
Proceeds from issuance of common stock	-	313,873
Net cash used in financing activities	(143,885)	(33,353)

Net decrease in cash	(2,774,187)	(2,163,458)

Effect of exchange rate changes on cash	144	-

Cash - Beginning of Period	6,456,370	2,989,782

Cash - End of Period	$3,682,327	$826,324

Reconciliation of Cash
Cash	$3,682,327	$826,324
Total cash	$3,682,327	$826,324

reAlpha Tech Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

ReAlpha Tech Corp. and Subsidiaries (“we,” “us,” “our,” the “Company” or the “Registrant”) were initially incorporated with the name reAlpha Asset Management, Inc. in the State of Delaware on April 22, 2021. Initially, our asset-heavy operational model centered on using proprietary artificial intelligence (“AI”) tools for real estate acquisition, converting properties into short-term rentals, and offering fractional interests to investors. However, due to current macroeconomic challenges like higher interest rates and inflated property prices, we’ve suspended real estate acquisition operations. Our new focus is on enhancing our AI technologies to continuously improve our commission-free, AI-powered end-to-end homebuying platform, driven by a growth strategy centered on strategic acquisitions.

The Company’s head office is located at 6515 Longshore Loop, Suite 100 — Dublin, OH 43017.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements as of that date.

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the U.S., and have been consistently applied in the preparation of the financial statements. The financial statements include the operations, assets, and liabilities of the Company. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Transition Report on Form 10-KT for the eight month period ended December 31, 2023 (the “Form 10-KT”). Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Form 10-KT.

Recently Issued Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires expanded disclosures about reportable segments including additional information on segment expenses, expanded interim period disclosures, and an explanation of how the chief operating decision maker utilizes segment information in evaluating segment performance. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact that the adoption of ASU 2023-07 will have on the disclosures in our consolidated financial statements.

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

While we anticipate continued operating losses in the near future, and our cash position as of June 30, 2024 may not fully cover operations for the 12-month period following the date of issuing the condensed consolidated financial statements included in this report, we are confident in our strategy to continue investing in the commercialization of our products and technologies and our ability to continue operations. If we are unable to cover our operating expenses for the next 12-month period through the commercialization of our technologies, or if we are unable to raise sufficient capital through additional debt or equity arrangements, to the extent needed, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate the business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. We believe we have alleviated the substantial doubt of our ability to continue operations by securing funding of approximately $5.45 million in gross proceeds pursuant to the issuance of a secured note on August 14, 2024, pursuant to which we raised approximately $5.0 million in net proceeds, after paying related expenses and fees (see “Note 13 – Subsequent Events” below for additional information).

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

As of June 30, 2024, we had approximately $3.7 million in cash.

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

Note 5 - Business Combinations

On May 6, 2024, we completed our acquisitions of Naamche, Inc. (“U.S. Naamche”) and Naamche, Inc. Pvt Ltd. (“Nepal Naamche,” and together with U.S. Naamche, “Naamche”). As a result, the Company now owns 100% of the issued and outstanding shares of capital stock of Naamche, and both entities are wholly-owned subsidiaries of the Company. We acquired Naamche to assist the Company with the research and development of its proprietary AI algorithms and other technologies.

The purchase price consisted of (i) a $50,000 cash payment, (ii) 225,000 restricted shares of the Company’s common stock to be issued within 9 months from the closing date of the acquisitions, and (iii) $450,000 in cash, payable over a 3-year period following the closing date of the acquisitions based on the achievement by Naamche of specified revenue-based targets.

Due to the limited amount of time since closing the transaction, the preliminary allocation of the purchase price is not yet complete. We expect most of the purchase price will be allocated to goodwill and other identifiable intangible assets. Naamche is included in our consolidated financial statements beginning on the date of acquisition and reported as part of our Technology Services (formerly “Platform Services”) segment.

We estimated fair values on the acquisition date, for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Naamche acquisition. During the measurement period, not to exceed 12 months, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Accordingly, the fair value measurements noted below are preliminary and subject to modification in the future.

The table below represents the preliminary purchase price allocation to total assets acquired and liabilities assumed and the associated estimated useful lives as of the acquisition date.

Purchase price allocation	Fair value
Net Property Plant & Equipment	76,350
Other Current Assets	2,050
Cash & Cash Equivalents	50,786
Accounts Receivable	15,745
Accounts Payable	(46,506)
Accrued Expenses	(36,480)
Dividend Payable	(31,381)
Long Term Loans	(54,662)
Goodwill	549,494
Net assets acquired	$525,396

Note 6 – Property and Equipment

1.	Investments in property and equipment consisted of the following as of June 30, 2024

a.	Investments in property and equipment other than held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Computer	$34,372	(20,635)	$13,737
Furniture and fixtures	45,074	(17,629)	27,445
Vehicles	73,969	(14,686)	59,283
Total investment in property and equipment	$153,415	$(52,950)	$100,465

2.	Investments in property and equipment consisted of the following as of December 31, 2023

a.	Investments in property and equipment other than held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Computer	$33,401	$(11,856)	$21,545
Furniture and fixtures	20,853	(7,467)	13,386
Total investment in property and equipment	$54,254	$(19,323)	$34,931

b.	Investments in property and equipment held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$19,690	$-	$19,690
Buildings and building improvements	267,117	(6,172)	260,945
Furniture and fixtures	16,090	(3,117)	12,973
Total investment in real estate	$302,897	$(9,289)	$293,608

The Company recorded depreciation expenses of $69,331 and $22,107 for the three months ended June 30, 2024, and June 30, 2023, respectively. The Company also recorded depreciation expenses of $140,784 and $48,658 for the six months ended June 30, 2024, and June 30, 2023, respectively.

Note 7 – Capitalized Software Development Costs, Work In Progress

Qualifying internal-use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services, and purchased software license costs are capitalized. As of June 30, 2024 and December 31, 2023, the balance of capitalized software costs, work in progress amounted to $996,049 and $839,085, respectively.

The Company assesses the carrying amount of capitalized software costs for impairment regularly and considers the recoverability of capitalized costs based on expected future benefits and cash flows. Any impairment loss, if identified, is recognized in the statement of operations.

Note 8 – Other Loans

Other loans consisted of the following as of June 30, 2024, and December 31, 2023:

	June 30,	December 31,
	2024	2023
First Insurance Loan	47,524	190,095
Total Short-term debt, net	$47,524	$190,095

Note 9 - Mortgage and Other Long-Term Loans

Long-term liabilities consisted of the following as of June 30, 2024, and December 31, 2023:

	June 30,	December 31,
	2024	2023
Mortgage note with a bank. The note bears interest at a rate of 7.5% and provides for monthly interest payments. The note matures on January 1, 2053 at which time there is a balloon payment of remaining principal and interest due, and is secured by the property as well as guaranteed by a shareholder of the Company.	$-	$247000
Vehicle loan with a bank. The loan bears interest at a rate of 11.17% and provides for monthly interest and principal payments. The loan tenure ends on October 20, 2029.	53,348	-
Total Mortgage & other long-term loans	$53,348	$247,000

Note 10 - Stockholders’ Equity (Deficit)

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share; and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share. As of June 30, 2024 there were 44,323,226 shares of common stock issued and outstanding and as of December 31, 2023, there were 44,122,091 shares of common stock issued and outstanding, and there were 0 shares of preferred stock outstanding as of June 30, 2024 and December 31, 2023.

Stock Based Compensation

We issued an aggregate of 201,135 shares of common stock during and as of the quarter ended June 30, 2024, pursuant to reAlpha Tech Corp.’s 2022 Equity Incentive Plan (the “2022 Plan”) described below.

Equity Incentive Plan

We maintain the 2022 Plan, under which we may grant awards to our employees, officers and directors and certain other service providers. The compensation committee of our board of directors administers the 2022 Plan. The 2022 Plan permits grants of awards to eligible employees, consultants and other service providers. The aggregate number of shares of common stock that may be issued under the 2022 Plan may not exceed 4,000,000 shares of common stock. All of our current employees, consultants and other service providers are eligible to be granted awards under the 2022 Plan. Eligibility for awards under the 2022 Plan is determined by the board of directors at its discretion.

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of the warrant’s issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Warrants issued in connection with the follow-on offering and in connection with the GEM Agreement meet the criteria for equity classification under ASC 480 and ASC 815, therefore, the warrants are classified as equity.

On October 23, 2023, pursuant to the terms of the GEM Agreement (as defined below), we issued GYBL warrants to purchase up to 1,700,884 shares of the Company’s common stock (the “GEM Warrants”). The GEM Warrants are exercisable, for cash, at an original exercise price of $406.67 per share, which exercise price was subsequently adjusted to $371.90 after the Company’s most recent public offering and the exercise price of the GEM Warrants is subject to further adjustments specified therein.

On November 24, 2023, we conducted a follow-on offering by issuing 1,600,000 units priced at $5.00 per unit (the “follow-on offering”), each unit consisting of one share of common stock and one and a half warrants to purchase common stock (the “Follow-On Warrants,” and together with the GEM Warrants, the “Warrants”). The Follow-On Warrants permit holders to exercise them over a five-year period at an exercise price of $5.00 per share, subject to “full ratchet” anti-dilution provisions included therein. The “full ratchet” anti-dilution provisions provide that the Follow-On Warrants’ exercise price can be adjusted downward to a floor price of $1.44 per share as a result of subsequent offerings, and the share amount issuable pursuant to such warrants would increase such that the aggregate exercise price payable thereunder would equal the aggregate exercise price prior to such adjustment.

We believe the likelihood that any Warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $371.90 per share, in the case of the GEM Warrants, and less than $5.00 per share, in the case of the Follow-On Warrants, we believe holders of the Warrants will be unlikely to exercise them. While current conditions influencing the exercise of the Warrants make such exercise unlikely, further adjustments to their exercise prices, or an adjustment to the amount of shares issuable upon exercise thereof, as applicable, may make the Warrants more attractive for investors to exercise. Our analysis is based on the trading price of our common stock as of August 13, 2024, which was $1.21 per share.

Rights

On March 24, 2023, in connection with the acquisition of Roost Enterprises, Inc. (“Rhove”), we allocated rights to each seller and participating investors a right to purchase 1,263,000 additional shares of common stock (the “Rollover Stock”) at a fixed price of $10 per share within a two-year period following the closing date of acquisition of Rhove and shall thereafter terminate if not exercised within in such two-year period with no modifications to the exercise terms (the “Rights”). These shares were issued without any restrictions.

For details on the factors used in the calculation of the fair value of the Follow-On Warrants and Rights, refer to the audited consolidated financial statements included in the Form 10-KT. As the Follow-On Warrants are classified as equity instruments, they are not subject to fair value remeasurement at the end of each reporting period.

Warrants and Rights activity as of June 30, 2024 were as follows:

	Issue date	Period ended	Contractual life (years)	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Rhove Rights Issued on March 24, 2023	03/04/2023	06/30/2024	2	1,263,000	10.00	0.67
GEM Warrants Issued on October 23, 2023	10/23/2023	06/30/2024	5	1,700,884	371.9	4.31
Follow-on Warrants Issued on November 21, 2023	11/21/2023	06/30/2024	5	2,400,000	5.00	4.39
Warrants outstanding on June 30, 2024				5,363,884	122.52	3.49

Note 11 - Commitments and Contingencies

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

The Company maintains indemnification agreements with our directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

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

Note 12 – Segment Reporting

In November 2023, FASB issued ASU 2023-07. ASU 2023-07 requires expanded disclosures about reportable segments including additional information on segment expenses, expanded interim period disclosures, and an explanation of how the chief operating decision maker utilizes segment information in evaluating segment performance. We are currently assessing the impact that the adoption of ASU 2023-07 will have on the disclosures in our consolidated financial statements.

Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, in which the entity holds material assets and reports revenue. We have two reportable segments based on our business units: (i) Technology Services (formerly “Platform Services”) and (ii) Rental Business. Our chief operating decision maker has been identified as the Chief Executive Officer and the President, each of which reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

	Three months Ended June 30,		Six months Ended June 30,
	2024	2023	2024	2023
Revenue by segment
Technology (formerly “Platform”) services	$62,353	$32,253	$82,779	$95,064
Rental business	-	22,574	-	71,214
Consolidated revenue	62,353	54,827	82,779	166,278
Segment cost of revenue
Technology (formerly “Platform”) services	(18,250)	(26,644)	(36,499)	(107,114)
Rental business	-	(3,798)	-	(12,044)
Consolidated segment cost of revenue	(18,250)	(30,442)	(36,499)	(119,158)
Consolidated segment gross margin	44,103	24,385	46,280	47,120
Segment operating expense
Technology (formerly “Platform”) services	(117,360)	-	(198,269)	(180,867)
Rental business	-	(83,992)	(7,782)	(75,260)
Consolidated segment operating expenses	(117,360)	(83,992)	(206,051)	(256,127)
Total consolidated segment operating loss	(73,257)	(59,607)	(159,771)	(209,007)
Segment other income (expenses)
Technology (formerly “Platform”) services	-	-	-	-
Rental business	-	(49,379)	(10,802)	(104,581)
Total consolidated segment operating profit	(73,257)	(108,986)	(170,573)	(313,588)
Corporate expenses
Operating expenses	(1,137,010)	(724,921)	(2,284,363)	(1,338,574)
Other income (expenses), net	(268,045)	5,488,363	(442,421)	5,441,705
	(1,405,055)	4,763,442	(2,726,784)	4,103,131
Total consolidated loss before income taxes	$(1,478,312)	$4,654,456	$(2,897,357)	$3,789,543

Note 13 - Subsequent Events

The Company has evaluated subsequent events as of the date of this report and has none to report, except as identified below.

Acquisition of AiChat Pte. Ltd.

On July 12, 2024, the Company entered into a Business Acquisition and Financing Agreement (the “Acquisition Agreement”) with AiChat Pte. Ltd., a company incorporated in the Republic of Singapore (“AiChat”), AiChat10X Pte. Ltd., a Singaporean company (the “Seller”), and Kester Poh Kah Yong (the “Founder”). Under the agreement, the Company acquired 85% of the outstanding ordinary shares of AiChat, an AI-driven company specializing in conversational customer experience solutions, from the Seller. The remaining 15% of AiChat’s shares will be acquired on June 30, 2025 (the “Acquisition”).

In exchange for the shares, the Company agreed to pay the Seller a total purchase price of $1,140,000, comprising of: (i) $312,000 in restricted shares of the Company’s common stock, priced at a 10% discount to the 10-day volume weighted average price (VWAP) of the common stock on the Nasdaq Capital Market, to be issued no later than January 1, 2025 (the “First Tranche Shares”); (ii) $588,000 in restricted shares of common stock, also priced at a 10% discount to the VWAP, subject to any Base Case Adjustment (as defined in the Acquisition Agreement), to be issued no later than April 1, 2025 (the “Second Tranche Shares”); and (iii) $240,000 in restricted shares of common stock, calculated at a 5% discount to the VWAP, to be issued no later than December 1, 2025 (the “Third Tranche Shares,” collectively with the First Tranche Shares and the Second Tranche Shares, the “Tranche Shares”). Additionally, the Company agreed to subscribe to and purchase from AiChat: (i) 55,710 ordinary shares of AiChat at the closing of the Acquisition, for $60,000; and (ii) 222,841 ordinary shares of AiChat according to a disbursement schedule to be agreed upon by the Company, AiChat, and the Founder, for a total subscription price of $240,000.

The Tranche Shares will be subject to a 90-day restrictive period (the “Restricted Period”) following issuance, during which the Seller cannot sell, transfer, or otherwise dispose of the shares or request their registration under the Securities Act of 1933, as amended. After the Restricted Period, the shares will be deposited into the Seller’s designated account and then transferred to the Founder based on his beneficial ownership in the Seller. In order to comply with Nasdaq Listing Rule 5635(a), the total Tranche Shares issued cannot exceed 19.99% of the Company’s outstanding common stock immediately before the Acquisition Agreement, which equates to 8,860,213 shares (the “Cap Amount”). Any shares issued in excess of this amount will be paid in cash to the Seller, as specified in the Acquisition Agreement.

Additionally, the Company agreed to guarantee certain Singaporean bank loans from AiChat totaling approximately 862,092 Singapore Dollars (SGD). The Acquisition Agreement also includes the assignment of AiChat’s intellectual property rights from the Seller to the Company. Post-acquisition, the Seller will indemnify the Company and its affiliates against any liabilities, damages, losses, costs, or expenses arising from third-party claims related to the Company and the Acquisition. The Acquisition Agreement contains customary representations, warranties, covenants, and conditions for transactions of this nature.

Acquisition of Controlling Interest of Hyperfast Title LLC

On July 24, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Hyperfast Purchase Agreement”) with David R. Breschi and Kristen Britton (the “Sellers”). Under this agreement, the Company acquired 85% of the outstanding membership interests in Hyperfast Title LLC (“Hyperfast”), a Florida-based company specializing in real estate closings and title insurance. Hyperfast was founded by the owners of Madison Settlement Services, LLC, a national title agency (the “Hyperfast Acquisition”). The Hyperfast Purchase Agreement includes standard representations, warranties, and covenants typical for transactions of this nature.

In conjunction with the Hyperfast Acquisition, the Company, the Sellers, and Hyperfast signed an Amended and Restated Operating Agreement (as amended from time to time, the “Operating Agreement”). The Operating Agreement outlines several key provisions, including: annual license fees to be paid to the Sellers, contingent on their continued service with Hyperfast; annual management fees based on Hyperfast’s operating margin; a right of first refusal for each Hyperfast member to purchase the interests of any member wishing to sell; and various rights for the Company, as the managing member, to acquire the Sellers’ membership interests, and for the Sellers to sell their respective interests in Hyperfast, all in accordance with the terms specified in the Operating Agreement.

Streeterville Capital, LLC Note Purchase Agreement and Secured Promissory Note

On August 14, 2024, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (“Lender”) pursuant to which the Company issued and sold to the Lender a secured promissory note in the original principal amount of $5,455,000 (the “Note”). The Note carries an original issue discount of $435,000 and the Company agreed to pay $20,000 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company resulting in a purchase price received by the Company of $5,000,000. Interest under the Note accrues at a rate of 8% per annum, and the unpaid amount of the Note, and any interest, fees, charges and late fees are due 18 months following the date of issuance. The Note and Purchase Agreement include certain material terms, including the Lender’s ability to redeem a portion of the Note from time to time beginning seven months after issuance, events of default and penalties associated therewith, restrictive covenants on our ability to issue securities, subject to exceptions set forth therein, a “most favored nation” provision, among others. In connection with the Note and Purchase Agreement, the Company and Rhove also entered into security agreements and intellectual security agreements in favor of the Lender, and the Company’s U.S. subsidiaries entered into a guaranty in favor of the Lender.

The Company also entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim agreed to serve as lead placement agent on a “reasonable best efforts basis” in connection with the sale of the Note and any additional notes (the “Placement”). Pursuant to the Placement Agency Agreement, the Company agreed to pay Maxim a cash fee equal to 3.75% of the gross proceeds received by the Company for the Note and any additional notes and to reimburse Maxim for its reasonable accountable expenses, including legal fees, up to an aggregate amount of $10,000. In addition, if within nine months of a closing of a sale of the Note or any additional notes, the Company completes any financing of equity or equity-linked capital-raising activity with, or receives proceeds from, any of the investors that were introduced to the Company by Maxim in connection with the Placement, then the Company will pay Maxim a cash fee of 3.75% of the proceeds received from such financing.

See “Part II – Item 5. Other Information” of this report for more information on the Note, Purchase Agreement and related agreements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our audited financial statements and related notes included in our most recent Transition Report on Form 10-KT for the eight months ended December 31, 2023 (the “Form 10-KT”). In addition to historical information, this discussion and analysis here and throughout this report contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Form 10-KT.

Business Overview

We are a real estate technology company developing an end-to-end commission-free homebuying platform, which we have named Claire. Utilizing the power of AI and an acquisition-led growth strategy, our goal is to offer a more affordable, streamlined experience for those on the journey to homeownership. Claire integrates AI-driven tools to offer tailored property recommendations, an intuitive visual interface, and included digital title and escrow services. The tagline: “No fees. Just keys. TM” reflects our dedication to eliminating traditional barriers and making homebuying more accessible and transparent.

Claire was announced on April 24, 2024, and it assists homebuyers with tasks such as mortgage pre-approval, booking tours, sending offer letters and completing property acquisitions. Claire also provides market insights, detailed property data, and uses large language models to answer queries and facilitate the homebuying process via a user-friendly, 24/7 web platform. Claire’s capabilities are complemented and supported by reAlpha Realty, LLC, our in-house brokerage firm, on a no-obligation and commission free basis. Although Claire is currently only available for homebuyers in 20 counties in Florida, we intend to expand its capabilities nationwide by the end of 2026 depending on numerous factors, including, among other things, our ability to scale the platform, obtain additional data and successfully market the platform.

Before shifting our focus towards the development of our AI technologies, our operational model was asset-heavy and built on utilizing our proprietary AI powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the property’s performance as a short-term rental.

Due to current macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, our real estate acquisition operations have been halted. Instead, our current focus will be directed towards the continuous enhancement and refinement of Claire and our AI technologies for commercial use to generate technology-derived revenue. Further, as part of our growth strategy, we intend to continue identifying target companies that may be complementary to our business, and we intend to generate revenue from integrating such acquisitions that we may complete from time to time into our business. For instance, in May 2024, we announced the completion of the acquisition of Naamche (as defined below), and in July 2024, we announced the acquisition of AiChat (as defined below), both of which added additional sources of potential technology services revenue. Going forward, we expect to complete additional strategic acquisitions that we believe will add additional sources of potential revenue and services to homebuyers using Claire, including, but not limited to, mortgage brokerages, home insurance, title companies, AI product companies, and real estate brokerages.

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

Our reportable segments consist of (i) technology services (formerly named “platform services”) and (ii) rental business. Our technology services segment offers and develops AI based products and services to customers in the real estate industry. We are actively developing four operating technologies that are in varying stages of development: GENA, reAlpha BRAIN, reAlpha App and our main AI-powered platform, Claire. Our rental business segment, to the extent we resume operations, focuses on purchasing properties for syndication, which process is powered by this segment’s technologies and products.

Technology Services (formerly “Platform Services”)

We seek to differentiate ourselves from competitors primarily through the integration of AI into our technologies for the real estate industry. We expect that our technology services segment will benefit from the current exponential growth of the AI industry, and we believe that we are well-positioned to take advantage of these current trends due to our early adoption of AI for the development of our technologies.

Our current technology services segment technologies include: (i) reAlpha BRAIN, (ii) reAlpha HUMINT, (iii) GENA, (iv) Claire and (v) reAlpha App.

myAlphie was a previously developed technology included in our technology services segment that was sold on May 17, 2023, and it stopped contributing to our revenues as of such date, except for the revenue generated for the ongoing technical support we are providing to the buyer of myAlphie, Turnit.

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

Recent Developments

Acquisition of Naamche, Inc. and Naamche, Inc. Pvt. Ltd.

On December 3, 2023, we entered into a Stock Purchase Agreement (the “First Purchase Agreement”), pursuant to which we agreed to acquire from the selling shareholders (the “Sellers”) and representative of the Sellers named therein (the “Sellers’ Representative”) the issued and outstanding shares of capital stock of Naamche, Inc., a Delaware corporation (“U.S. Naamche”), not already owned by us (the “First Acquisition”). Concurrently with the First Purchase Agreement, we entered into a second Stock Purchase Agreement, which was subsequently amended, restated and superseded on February 2, 2024 (the “Amended and Restated Purchase Agreement,” together with the First Purchase Agreement, the “Purchase Agreements”), pursuant to which we agreed to acquire all the issued and outstanding shares of capital stock of Naamche, Inc. Pvt. Ltd., a corporation formed in the country of Nepal (“Nepal Naamche,” together with U.S. Naamche, “Naamche”) (the “Second Acquisition,” and together with the First Acquisition, the “Acquisitions”). The closing of the Acquisitions was subject to the satisfaction or waiver of certain closing conditions set out in the Purchase Agreements, including the receipt of regulatory approval from the Department of Industries of Nepal.

On May 6, 2024, we completed the Acquisitions upon the satisfaction of the closing conditions set forth in the Purchase Agreements, including the regulatory approval by the Department of Industries of Nepal, which was received on March 6, 2024, except for the closing conditions requiring (i) the Sellers to deliver to us documentation issued by the appropriate authority in Nepal confirming contributions to the social security fund accounts of Sellers’ current employees in full and (ii) the written confirmation from the Sellers to remove the persons authorized to draw on or to have access to Nepal Naamche’s bank accounts and replace with the persons identified by us, both of which closing conditions were waived by us. As a result of the Acquisitions, we now own 100% of the issued and outstanding shares of capital stock of Naamche, and both entities are our wholly-owned subsidiaries.

Acquisition of AiChat Pte. Ltd.

On July 12, 2024, we entered into a Business Acquisition and Financing Agreement (the “Acquisition Agreement”) with AiChat Pte. Ltd., a company incorporated in the Republic of Singapore (“AiChat”), AiChat10X Pte. Ltd., a Singaporean company (the “Seller”), and Kester Poh Kah Yong (the “Founder”). Pursuant to the Acquisition Agreement, we acquired 85% of the outstanding ordinary shares of AiChat, an AI-driven company specializing in conversational customer experience solutions, from the Seller. The remaining 15% of AiChat’s shares will be acquired on June 30, 2025 (the “Acquisition”).

In exchange for the shares, we agreed to pay the Seller a total purchase price of $1,140,000, comprising of: (i) $312,000 in restricted shares of our common stock, priced at a 10% discount to the 10-day volume weighted average price (VWAP) of the common stock on the Nasdaq Capital Market (“Nasdaq”), to be issued no later than January 1, 2025 (the “First Tranche Shares”); (ii) $588,000 in restricted shares of common stock, also priced at a 10% discount to the VWAP, subject to any Base Case Adjustment (as defined in the Acquisition Agreement), to be issued no later than April 1, 2025 (the “Second Tranche Shares”); and (iii) $240,000 in restricted shares of common stock, calculated at a 5% discount to the VWAP, to be issued no later than December 1, 2025 (the “Third Tranche Shares,” collectively with the First Tranche Shares and the Second Tranche Shares, the “Tranche Shares”). Additionally, we agreed to subscribe to and purchase from AiChat: (i) 55,710 ordinary shares of AiChat at the closing of the Acquisition, for $60,000; and (ii) 222,841 ordinary shares of AiChat according to a disbursement schedule to be agreed upon by the Company, AiChat, and the Founder, for a total subscription price of $240,000.

The Tranche Shares will be subject to a 90-day restrictive period (the “Restricted Period”) following issuance, during which the Seller cannot sell, transfer, or otherwise dispose of the shares or request their registration under the Securities Act. After the Restricted Period, the shares will be deposited into the Seller’s designated account and then transferred to the Founder based on his beneficial ownership in the Seller. In order to comply with Nasdaq Listing Rule 5635(a), the total Tranche Shares issued cannot exceed 19.99% of our outstanding common stock immediately before the Acquisition Agreement, which equates to 8,860,213 shares (the “Cap Amount”). Any shares issued in excess of this amount will be paid in cash to the Seller, as specified in the Acquisition Agreement.

Additionally, we agreed to guarantee certain Singaporean bank loans from AiChat totaling approximately 862,092 Singapore Dollars (SGD). The Acquisition Agreement also includes the assignment of AiChat’s intellectual property rights from the Seller to us. Post-acquisition, the Seller will indemnify us and our affiliates against any liabilities, damages, losses, costs, or expenses arising from third-party claims related to us and the Acquisition. The Acquisition Agreement contains customary representations, warranties, covenants, and conditions for transactions of this nature.

Acquisition of Controlling Interest of Hyperfast Title LLC

On July 24, 2024, we entered into a Membership Interest Purchase Agreement (the “Hyperfast Purchase Agreement”) with David R. Breschi and Kristen Britton (the “Hyperfast Sellers”). Pursuant to this agreement, we acquired 85% of the outstanding membership interests in Hyperfast Title LLC (“Hyperfast”), a Florida-based company specializing in real estate closings and title insurance. Hyperfast was founded by the owners of Madison Settlement Services, LLC, a national title agency (the “Hyperfast Acquisition”). The Hyperfast Purchase Agreement includes standard representations, warranties, and covenants typical for transactions of this nature.

In conjunction with the Hyperfast Acquisition, we, the Hyperfast Sellers, and Hyperfast signed an Amended and Restated Operating Agreement (as amended from time to time, the “Operating Agreement”). The Operating Agreement outlines several key provisions, including: annual license fees to be paid to the Hyperfast Sellers, contingent on their continued service with Hyperfast; annual management fees based on Hyperfast’s operating margin; a right of first refusal for each Hyperfast member to purchase the interests of any member wishing to sell; and various rights for us, as the managing member, to acquire the Hyperfast Sellers’ membership interests, and for the Hyperfast Sellers to sell their respective interests in Hyperfast, all in accordance with the terms specified in the Operating Agreement.

Streeterville Capital, LLC Note Purchase Agreement and Secured Promissory Note

On August 14, 2024, we entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (“Lender”) pursuant to which we issued and sold to the Lender a secured promissory note in the original principal amount of $5,455,000 (the “Note”). The Note carries an original issue discount of $435,000 and we agreed to pay $20,000 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, each of which were deducted from the proceeds of the Note received by us resulting in a purchase price received by us of $5,000,000. Interest under the Note accrues at a rate of 8% per annum, and the unpaid amount of the Note, and any interest, fees, charges and late fees are due 18 months following the date of issuance. The Note and Purchase Agreement include certain material terms, including the Lender’s ability to redeem a portion of the Note from time to time beginning seven months after issuance, events of default and penalties associated therewith, restrictive covenants on our ability to issue securities, subject to exceptions set forth therein, a “most favored nation” provision, among others. In connection with the Note and Purchase Agreement, we and Rhove also entered into security agreements and intellectual security agreements in favor or the Lender, and our U.S. subsidiaries entered into a guaranty in favor of the Lender.

We also entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim agreed to serve as lead placement agent on a “reasonable best efforts basis” in connection with the sale of the Note and any additional notes (the “Placement”). Pursuant to the Placement Agency Agreement, we agreed to pay Maxim a cash fee equal to 3.75% of the gross proceeds received by us for the Note and any additional notes and to reimburse Maxim for its reasonable accountable expenses, including legal fees, up to an aggregate amount of $10,000. In addition, if within nine months of a closing of a sale of the Note or any additional notes, we complete any financing of equity or equity-linked capital-raising activity with, or receives proceeds from, any of the investors that were introduced to us by Maxim in connection with the Placement, then we will pay Maxim a cash fee of 3.75% of the proceeds received from such financing.

See “Part II – Item 5. Other Information” of this report for more information on the Note, Purchase Agreement and related agreements.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations. These policies and estimates require the application of significant judgment by management. These estimates can be materially affected by changes from period to period as economic factors and conditions outside of our control change. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We believe the current assumptions and other considerations used to estimate amounts reflected in the condensed consolidated financial statements included in this Form 10-Q are appropriate.

This Form 10-Q and our Form 10-KT include discussions of our accounting policies, as well as methods and estimates used in the preparation of our audited consolidated financial statements. For further information on our critical accounting policies and estimates, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-KT, the notes to our audited consolidated financial statements included in our Form 10-KT and “Note 2 – Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Since the filing of our Form 10-KT, we have not experienced a material change to our critical accounting policies or the methods and applications used to develop our accounting estimates.

Results of Operations

Pursuant to the merger (the “Downstream Merger”) between reAlpha Tech Corp. (the “Former Parent”) and reAlpha Asset Management, Inc. (the “Former Subsidiary”), our Former Parent merged with and into the Former Subsidiary, with the Company surviving the Downstream Merger. Because the Company acquired the Former Parent’s assets and liabilities upon consummation of the merger, the Former Parent’s financials became a part of the consolidated financial statements of the Company. As a result, the financial statements included in this prospectus and discussed herein reflect the operating results of both our Former Parent and the Company prior to March 21, 2023, which was the date on which the Downstream Merger closed, and our combined results, including those of the Former Parent, following the Downstream Merger closing date.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	For the Three Months Ended
	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)
Revenues	$62,353	$54,827
Cost of revenues	18,250	30,442
Gross Profit	44,103	24,385

Operating Expenses
Wages, benefits and payroll taxes	476,179	296,186
Repairs & maintenance	846	24,645
Utilities	979	6,700
Travel	64,317	11,239
Dues & subscriptions	24,385	16,247
Marketing & advertising	130,378	57,569
Professional & legal fees	311,792	325,138
Depreciation & amortization	69,331	23,242
Other operating expenses	176,162	47,947
Total operating expenses	1,254,369	808,913

Operating Loss	(1,210,266)	(784,528)

Other Income (Expense)
Interest income	363	(372)
Other income	129,388	2,140
Gain on sale of myAlphie	-	5,502,774
Interest expense	(1,041)	(49,379)
Other expense	(396,756)	(16,179)
Total other income (expense)	(268,046)	5,438,984

Net (Loss) Income	$(1,478,312)	$4,654,456

Revenues. For the three months ending June 30, 2024, revenue was $62,353, compared to $54,827 for the same period in 2023. Our revenues consist of the technology services segment income that we receive directly from, or services related to, our technologies. This increase in revenue is primarily due to revenue generated by Naamche, which we acquired on May 6, 2024, from providing technology services to third-parties.

Cost of Revenues. For the three months ending June 30, 2024, the cost of revenues was $18,250, compared to $30,442 for the same period in 2023. This decrease is mainly attributed to the elimination of property management fees associated with properties that we no longer own.

Repairs and Maintenance. For the three months ending June 30, 2024, repair and maintenance costs amounted to $846, a notable reduction from $24,645 for the same period in 2023. This decrease is mainly attributed to us currently holding no properties and having no repair and maintenance costs associated with properties during this period, while we had done repair work on certain properties in the previous comparable period to get them ready for sale.

Marketing and Advertising. For the three months ending June 30, 2024, marketing and advertising expenses totaled $130,378, up from $57,569 during the same period in 2023. This increase is mainly attributable to changes in certain cost classifications and higher marketing expenses related to Claire promotions.

Wages, Benefits and Payroll Taxes. For the three months ending June 30, 2024, wages, benefits, and payroll taxes totaled $476,179, compared to $296,186 for the same period in 2023. This increase is primarily due to retroactive salary adjustments for our executive officers, and the appointment of a new executive officer position and his associated salary.

Depreciation and Amortization. For the three months ending June 30, 2024 depreciation and amortization expenses were $69,331, compared to $23,242 for the same period in 2023. The increase is attributable to the amortization of identifiable intangible assets resulting from the purchase price allocation of the Rhove acquisition.

Other Operating Expenses. For the three months ended June 30, 2024, other expenses amounted to $176,162, up from $47,947 for the same period in 2023. This increase is mainly attributed to directors’ and officers’ insurance costs and changes in certain cost classifications.

Other Income. For the three months ended June 30, 2024, other income was $129,388 compared to $2,140 for the three months ended June 30, 2023. This increase is mainly attributed to fair value measurement of our previously held investment in Naamche, which was incurred in connection with Naamche’s acquisition.

Gain on Sale of myAlphie. For the three months ended June 30, 2024, gain on the sale of myAlphie was $0, compared to $5,502,774 for the same period in 2023. This decrease is a result of the one-time gain from the sale of the myAlphie platform in the previous reporting period.

Interest Expense. For the three months ended June 30, 2024, interest expense was $1,041, compared to $49,379 for the same period in 2023. This reduction in interest expense is attributable to the repayment of mortgage loans following the sale of our properties.

Other Expenses. For the three months ended June 30, 2024 other non-operating expenses were $396,756, compared to $16,179 for the same period in 2023. This increase is mainly attributed to the amortization expenses of the commitment fee incurred in connection with the equity facility we have in place with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) and stock-based compensation issued to employees and certain directors.

Analysis of Segment Results:

 The following is an analysis of our results by reportable segment for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. For further information regarding our reportable business segments, refer to our unaudited condensed financial statements and related notes included elsewhere in this report.

Technology (formerly “Platform”) Services

	2024	2023	Change in $	Change in %
Total revenue	$62,353	$32,253	$30,100	93%
Cost of revenue	(18,250)	(26,644)	8,394	(32)%
Segment earnings (loss)	$44,103	$5,609	$38,494	686%

Revenues. For the three months ended June 30, 2024, revenue for the technology services segment was $62,353, compared to $32,253 for the same period in2023. This increase in revenue is mainly attributed to revenue generated by Naamche, which we acquired on May 6, 2024, from providing technology services to third-parties.

Cost of revenues. For the three months ended June 30, 2024, cost of revenues for the technology services segment was $18,250, compared to $26,644 for the same period in 2023. The cost of revenues consists of costs incurred in connection with the technical support services provided to Turnit in connection with myAlphie’s sale. The decrease in cost of revenues was attributed to the limited technical support provided to Turnit.

Rental Business

	2024	2023	Change in $	Change in %
Total revenue	-	22,574	(22,574)	(100)%
Cost of revenue	-	(3,798)	3,798	(100)%
Gross profit (loss)	$-	$18,776	$(18,776)	(100)%

Revenues. For the three months ended June 30, 2024, revenue for the rental business segment was $0 compared to $22,574 for the same period in 2023 as the decrease is attributable to sale of the properties we previously held for this segment’s operations as a result of putting these operations on hold.

Cost of revenues. For the three months ended June 30, 2024, cost of revenue for the rental business segment was $0 compared to $3,798 for the same period in 2023. This decrease is mainly attributed to the sale of properties, which decreased the associated costs of maintaining those properties.

Six months ended June 30, 2024, compared to six months ended June 30, 2023

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)
Revenues	$82,779	$166,278
Cost of revenues	36,499	119,158
Gross Profit	46,280	47,120

Operating Expenses
Wages, benefits and payroll taxes	895,084	482,443
Repairs & maintenance	1,595	29,106
Utilities	2,641	11,873
Travel	111,281	53,199
Dues & subscriptions	36,743	36,285
Marketing & advertising	207,740	146,669
Professional & legal fees	780,517	650,298
Depreciation & amortization	140,784	71,245
Other operating expenses	314,029	113,582
Total operating expenses	2,490,414	1,594,700

Operating Loss	(2,444,134)	(1,547,580)

Other Income (Expense)
Interest income	720	172
Other income	129,388	2,140
Gain on sale of myAlphie	-	5,502,774
Interest expense	(11,843)	(91,191)
Other expense	(571,488)	(76,772)
Total other income (expense)	(453,223)	5,337,123

Net (Loss) Income	$(2,897,357)	$3,789,543

Revenues. For the six months ended June 30, 2024, revenue was $82,779 compared to $166,278 for the same period in 2023. Our revenues consist of the technology services segment income that we receive directly from, or services related to, our technologies and revenue that we receive from short-term rental properties, if any. This decrease in revenue is mainly attributable due to the sale of our properties, and deriving no income from such rental segment during the six months ended June 30, 2024, since we currently hold no properties, and the sale of myAlphie which was generating technology services revenue during the six months ended June 30, 2023.

Cost of Revenues. For the six months ended June 30, 2024, the cost of revenues were $36,499 compared to $119,158 for the same period in 2023. The decrease in cost of revenues is mainly attributed due to the sale of myAlphie, since we no longer incur any direct costs related to operating the myAlphie platform.

Repairs and Maintenance. For the six months ended June 30, 2024, repair and maintenance costs amounted to $1,595 compared to $29,106 for the same period in 2023. This decrease is mainly attributable to us currently holding no properties and having no repair and maintenance costs associated with any properties during this period, while we had done repair work on certain properties in the previous comparable period to get them ready for sale.

Marketing and Advertising. For the six months ended June 30, 2024, marketing and advertising expenses were $207,740 compared to $146,669 for the same period in 2023. This increase is mainly attributable to minor changes in certain cost classifications and higher marketing expenses related to Claire promotions.

Wages, Benefits, and Payroll Taxes. For the six months ended June 30, 2024, wages, benefits, and payroll taxes were $895,084 compared to $482,443 for the same period in 2023. This increase is mainly attributable to the recent retroactive salary adjustments to our executive officers, in addition to the creation of a new executive officer position and the associated salary therewith.

Depreciation and Amortization. For the six months ended June 30, 2024, depreciation and amortization were $140,784 compared to $71,245 for the same period in 2023. The increase is attributable to the amortization of identifiable intangible assets resulting from the purchase price allocation of the Rhove acquisition.

Other Operating Expenses. For the six months ended June 30, 2024, other expenses were $314,029 compared to $113,582 for the same period in 2023. This increase is primarily attributable to directors’ and officers’ insurance costs and changes in certain cost classifications.

Other Income. For the six months ended June 30, 2024, other income was $129,388 compared to $2,140 for the same period in 2023. This increase is mainly attributed to fair value measurement of our previously held investment in Naamche, which was incurred in connection with Naamche’s acquisition.

Gain on Sale of myAlphie. For the six months ended June 30, 2024, gain on sale of myAlphie was $0 compared to $5,502,774 for the same period in 2023, because this was a one-time gain from the sale of the myAlphie platform during such period.

Interest Expense. For the six months ended June 30, 2024, interest expense was $11,843 compared to $91,191 for the same period in 2023. This decrease in interest expense is attributable to repayments of mortgage loans upon the sale of certain properties.

Other Expenses. For the six months ended June 30, 2024, other non-operating expenses were $571,488 compared to $76,772 for the same period in 2023. This increase is mainly attributable to the amortization expenses of the commitment fee incurred in connection with the equity facility we have in place with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) and stock-based compensation issued to employees and certain directors.

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. For further information regarding our reportable business segments, refer to our unaudited condensed financial statements and related notes included elsewhere in this report.

Technology (formerly “Platform”) Services

	2024	2023	Change in $	Change in %
Total revenue	$82,779	$95,064	$(12,285)	(13)
Cost of revenue	(36,499)	(107,114)	70,615	(66)
Segment earnings (loss)	$46,280	$(12,050)	$58,330	(484)

Revenues. For the six months ended June 30, 2024, revenues for the technology services segment were $82,779 compared to $95,064 for the same period in 2023. This decrease in revenue is attributable to sale of myAlphie which was generating technology services income during the six months ended June 30, 2023.

Cost of revenues. For the six months ended June 30, 2024, cost of revenues for the technology services segment was $36,499 compared to $107,114 for the same period in 2023. The cost of revenues consists of costs incurred in connection with the technical support services provided to Turnit. The decrease was attributable to the limited technical support provided to Turnit during the six months ended June 30, 2024.

Rental Business

	2024	2023	Change in $	Change in %
Total revenue	-	71,214	(71,214)	(100)%
Cost of revenue	-	(12,045)	12,045	(100)%
Segment earnings (loss)	$-	$59,169	$(59,169)	(100)%

Revenues. For the six months ended June 30, 2024, revenues for the rental business segment was $0 compared to $71,214 for the same period in 2023. This decrease is attributable to sale of the properties we previously held for this segment’s operations as a result of putting these operations on hold.

Cost of revenues. For the six months ended June 30, 2024, cost of revenues for the rental business segment was $0 compared to $12,045 for the same period in 2023. This decrease is mainly attributed to the elimination of property management fees and maintenance costs associated with properties we no longer own.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP (“GAAP”), we believe “Adjusted EBITDA” and “Net income per share,” both “non-GAAP financial measures”, as such term is defined under the rules of the SEC, are useful in evaluating our operating performance. We use Adjusted EBITDA and Net income per share to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures may be helpful to investors because it provides consistency and comparability with past financial performance. However, these non-GAAP financial measures are presented for supplemental informational purposes only, have limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

We reconcile our non-GAAP financial measure of Adjusted EBITDA to our net income, adjusted to exclude interest expense, provision for (benefit from) income taxes, depreciation and amortization and certain charges or gains resulting from non-recurring events.

We reconcile our non-GAAP financial measure of Net income per share to our net income, adjusted to exclude provision for depreciation and amortization of certain intangible assets, share-based compensation and certain charges or gains resulting from non-recurring events.

The following tables provide a reconciliation of net income to Adjusted EBITDA and Net income per share, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (Loss) Income	$(1,478,312)	$4,654,456	$(2,897,357)	$3,789,543
Adjusted to exclude the following	-	-	-	-
Depreciation and amortization	69,331	23,242	140,784	71,245
Gain on sale of myAlphie	-	(5,502,774)	-	(5,502,774)
Interest expense	1,041	49,379	11,843	91,191
Share-based compensation(1)	203,146	-	203,146	-
GEM commitment fee(2)	125,000	-	250,000	-
Acquisition related expense(3)	61,691	675	184,748	103,519
Gain on previously held equity(4)	(129,045)	-	(129,045)	-
Adjusted EBITDA	$(1,147,148)	$(775,022)	$(2,235,881)	$(1,447,276)

Net income per share, diluted	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (Loss) Income	(1,478,312)	4,654,456	(2,897,357)	3,789,543
Adjusted to exclude the following	-	-	-	-
Amortization of acquired intangible assets	64,430	23,242	128,861	71,245
Gain on sale of myAlphie	-	(5,502,774)	-	(5,502,774)
Share-based compensation(1)	203,146	-	203,146	-
GEM commitment fee(2)	125,000	-	250,000	-
Acquisition related expense(3)	61,691	675	184,748	103,519
Gain on previously held equity(4)	(129,045)	-	(129,045)	-
Net income used to compute net income per share, diluted	(1,153,090)	(824,401)	(2,259,647)	(1,538,467)
Weighted-average shares used to compute net income (loss) per share, diluted	44,224,893	42,522,441	44,173,208	41,823,285
Net income per share, diluted	(0.03)	(0.02)	(0.05)	(0.04)

1)	Compensation provided to employees and board members through share-based awards, which is recognized as a non-cash expense.

2)	This pertains to the commitment fee of $1 million related to the equity facility we have in place pursuant to the GEM Agreement.

3)	Expenses related to acquisitions, including professional and legal fees, which are excluded from GAAP financial measures to provide a clearer view of ongoing operational performance.

4)	Represents the gain from the fair value measurement of previously held equity interests, which is recognized as a non-operational item and treated as a non-GAAP measure.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt services, acquisitions, contractual obligations and other commitments. Our liquidity and capital resources are critical to our ability to execute our business plan and achieve our strategic objectives. Accordingly, to the extent that collections from our short-term rentals, if any, and technologies cannot fund our operations, we intend to utilize equity or debt offerings to raise these funds, although volatility in the capital markets may negatively affect our ability to do so. We cannot provide any assurance that we will be able to raise additional funds on acceptable terms, if at all. Our ability to raise additional capital will depend on various factors, including market conditions, investor demand, and our financial performance.

We had cash and cash equivalents of approximately $3.7 million as of June 30, 2024 and approximately $6.5 million as of December 31, 2023. Based on our estimates, we believe we do not have sufficient working capital to meet our financial needs for the 12-month period following June 30, 2024. Further, while we anticipate continued operating losses in the near future, we are confident in our strategy to continue investing in the commercialization of our products and technologies and our ability to continue operations. If we are unable to cover our operating expenses for the next 12-month period through the commercialization of our technologies, or if we are unable to raise sufficient capital through additional debt or equity arrangements, to the extent needed, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate the business effectively, which raises substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. We believe we have alleviated the substantial doubt of our ability to continue operations by securing funding of approximately $5.45 million in gross proceeds pursuant to the issuance of a secured note on August 14, 2024, pursuant to which we raised approximately $5.0 million in net proceeds, after paying related expenses and fees (see “Note 3 – Going Concern” above and “Item 5. Other Information” below for additional information).

As of June 30, 2024, pursuant to the Share Purchase Agreement entered into on December 1, 2022, between us and GEM (the “GEM Agreement”), we can issue and sell to GEM up to an aggregate value of $100 million in shares of our common stock pursuant to draw down notices in accordance with the GEM Agreement. At this time, we do not intend to draw down on the GEM Agreement, but we will continuously evaluate our cash-on-hand position and business operations needs going forward. We, in our sole discretion, may draw down from the GEM Agreement in the future as our business operations evolve and more working capital to fund operations is needed.

We may also receive proceeds from the cash exercises of the warrants issued in connection with the GEM Agreement (the “GEM Warrants”) and the warrants issued in connection with our public offering from November 2023 (the “Follow-On Warrants,” and together with the GEM Warrants, the “Warrants”). We believe the likelihood that any Warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. Unless the trading price for our common stock is less than $371.90 per share, in the case of the GEM Warrants, or $5.00 per share in the case of the Follow-On Warrants, we believe holders of the Warrants will be unlikely to exercise them. While current conditions influencing the exercise of the Warrants make such exercise unlikely, further adjustments to their exercise price may make the Warrants more attractive for investors to exercise. Further, the Follow-On Warrants contain “full ratchet” anti-dilution provisions that provide for a downward adjustment to its exercise price, subject to a floor price of $1.44 per share, as a result of subsequent offerings, and the share amount issuable pursuant to such warrants would increase such that the aggregate exercise price payable thereunder would equal the aggregate exercise price prior to such adjustment. Our analysis is based on the reported closing price of our common stock as August 13, 2024, which was $1.21 per share.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six-month period
Particulars	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(2,550,879)	$(2,358,359)
Net cash (used) provided by investing activities	$(79,423)	$228,254
Net cash used in financing activities	$(143,885)	$(33,353)

Cash Flows from Operating Activities

Net cash used in operating activities was $2,550,879 for the six months ended June 30, 2024, compared to $2,358,359 for the six months ended June 30, 2023. The difference in net cash flows from operating activities was mainly attributable to increase in accounts payable and the decrease in prepaid expenses during the six months ended June 30, 2024.

Cash Flows from Investing Activities

For the six months ending June 30, 2024, net cash used in investing activities was $79,423, whereas for the same period in 2023, net cash provided by investing activities was $228,254. This change in cash flows from investing activities is mainly attributable to increased capitalization of software development costs during the six months ended June 30, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities was $143,885 for the six months ended June 30, 2024, compared to $33,353 for the six months ended June 30, 2023. The variation in cash flows from financing activities is mainly attributed to reduction in debt payments compared to the previous six months ending June 30, 2023. Additionally, there were proceeds from common stock issuances during the period ending June 30, 2023, in connection with our Regulation A offering, which were not present as of June 30, 2024.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Interim Chief Financial Officer, Chief Operating Officer and President (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer (principal executive officer) and our Interim Chief Financial Officer, Chief Operating Officer and President (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors of our Form 10-KT, except as identified below.

The obligations to the Lender under the Note and related agreements are secured by a security interest in all of our non-foreign assets and all of the assets of Rhove, our wholly-owned subsidiary, so if we default on those obligations, the Lender could proceed against any or all such assets.

Our obligations under the Note and the related agreements are secured by all of our non-foreign assets and all of the assets of Rhove, our wholly-owned subsidiary, pursuant to security agreements and intellectual security agreements executed by us and Rhove in connection with the issuance of the Note. As such, the Lender may enforce its security interests over our non-foreign assets and the assets of Rhove that secure the repayment of such obligations, take control of such assets and operations, force us to seek bankruptcy protection or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in our securities could become worthless.

We are subject to certain contractual limitations that could materially adversely affect our ability to consummate future financings.

Pursuant to the Purchase Agreement, in connection with the issuance of the Note to the Lender, we agreed to be subject to certain restrictions on our ability to issue securities until all of our obligations under the Note, Purchase Agreement and all other related agreements are paid and performed in full. Specifically, we agreed, among other things, to (i) not make any Restricted Issuances (as described in “Part II – Item 5. Other Information” of this report below) without the Lender’s prior written consent, which consent may be granted or withheld in the Lender’s sole and absolute discretion, unless the proceeds therefrom are used to repay the Note in full; (ii) not grant any lien, security interest or encumbrance, subject to certain exceptions, on any of our or our subsidiaries’ assets, in each case without the Lender’s prior written consent, which consent may be granted or withheld in the Lender’s sole discretion; and (iii) not enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits us, other than such lock ups, restrictions or prohibitions with a term of no more than 75 days in connection with one transaction, or series of transactions, per any 12 month period: (a) from entering into a variable rate transaction with the Lender or any of the Lender’s affiliates, or (b) from issuing securities to the Lender or any of the Lender’s affiliates. Such restrictions could materially adversely affect our ability to consummate future financings. Under the terms of the Purchase Agreement, if we breach or allegedly breach such restrictions, we will be obligated to indemnify the Lender and all its officers, directors, employees, attorneys, and agents for loss or damage arising as a result of or related to such breach or alleged breach, which could have a material adverse effect on our business, results of operations, and financial condition.

While the Purchase Agreement further provides that at any time during the 12-month period beginning on the date of the issuance and sale of the Note, the Lender will have the right, but not the obligation, with our prior written consent, to reinvest up to an additional $5,000,000 in the aggregate in the Company in one or more notes on the same terms and conditions as the Note, there can be no assurance that the Lender will exercise such right or that we will be able to negotiate such reinvestment from the Lender on terms acceptable to us.

The Purchase Agreement also contains a “most favored nation” provision pursuant to which, so long as the Note is outstanding, upon any issuance by us of any debt security with any economic term or condition more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Lender in the transaction documents related to the Note, we agreed to notify the Lender of such additional or more favorable economic term and such term, at the Lender’s option, shall become a part of the transaction documents related to the Note for the benefit of the Lender. Such “most favored nation” provision may also restrict our ability to secure future financings unless the Lender waives its rights under such provision.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, which could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to comply with the restrictions and covenants in the Purchase Agreement or the Note, there could be an event of default under the Note, which could result in an acceleration of payments due under the Note, the application of default interest and other consequences.

Failure to meet the restrictions, obligations and limitations under the Purchase Agreement and the Note may result in an event of default in accordance with the terms of the Note. Such events include, among others, our failure to pay any amount when due and payable thereunder, us becoming insolvent or declaring bankruptcy, the occurrence of a Fundamental Transaction (as defined in the Purchase Agreement) except those that result in the Note being paid in full, failure to observe and comply with certain covenants, obligations, conditions or agreements set forth therein, any representation, warranty or other statement made therein or otherwise in connection with the issuance of this Note being false, incorrect, incomplete or misleading in any material respect subject to certain cure periods, and effectuating a reverse stock split without a certain prior written notice to the Lender, which events could result in the acceleration of obligations under the Note. Also, an event of default would, among other things, provide the noteholder with the right to increase the outstanding balance by 10% for certain major events of default and 5% for others, subject to certain limitations set forth in the Note. Additionally, at any time following an event of default, upon written notice to us, interest will accrue on the outstanding balance of the Note beginning on the date the applicable event of default occurred at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law. Such consequences upon an event of default could materially impair our financial condition and liquidity. In addition, if the Lender accelerates the Note, we cannot assure you that we will have sufficient assets to satisfy our obligations under the Note.

The redemption feature of the Note may require us to make redemption payments at the request of the Lender, which redemptions may have a material adverse effect on our cash flows, results of operations and ability to pay our debts as they come due, and we may not have the required funds to pay such redemptions, which could result in an event of default under the Note.

From time to time, beginning seven months after issuance, the Lender may redeem up to $545,000 of the Note per month, which amount will be due and payable in cash within three trading days of our receipt of a redemption notice from the Lender. Further, once we have made five redemption payments in cash, all subsequent redemption payments paid in cash will be subject to a 9% redemption premium. Such redemptions may have a material adverse effect on our cash flows, results of operations and ability to pay our other debts as they come due. In addition, we may not have the required funds to pay such redemptions and our failure to pay the redemptions, when due, may result in an event of default under the Note.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Disclosure Pursuant to Item 1.01 of Current Report on Form 8-K – Entry into a Material Definitive Agreement.

On August 14, 2024, reAlpha Tech Corp. (the “Company”) entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (“Lender”) pursuant to which the Company issued and sold to the Lender a secured promissory note in the original principal amount of $5,455,000 (the “Note”). The Note carries an original issue discount of $435,000 and the Company agreed to pay $20,000 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company resulting in a purchase price received by the Company of $5,000,000.

Interest under the Note accrues at a rate of 8% per annum. The unpaid amount of the Note, any interest, fees, charges and late fees are due eighteen months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the Note. If the Company elects to prepay the Note in part, it will be required to pay to the Lender an amount in cash equal to 109% of the portion of the outstanding balance the Company elects to prepay.

Commencing seven months after the date of issuance of the Note and at any time thereafter until the Note is paid in full, the Lender will have the right to redeem up to $545,000 under the Note per month, which amount will be due and payable in cash within three trading days of the Company’s receipt of a redemption notice from the Lender. Once the Company has made five redemption payments in cash, all subsequent redemption payments paid in cash will be subject to a 9% redemption premium.

The Company’s obligations under the Note and the other transaction documents are secured by all of the non-foreign assets of the Company and all of the assets of Roost Enterprises, Inc. (“Roost”), a wholly owned subsidiary of the Company, owned as of the Note’s issuance date and/or acquired by the Company or Roost, as applicable, at any time while the Note’s obligations are still outstanding, pursuant to security agreements and intellectual security agreements, each dated as of August 14, 2024, by and between the Company and the Lender and Roost and the Lender, respectively (the “Security Agreements” and the “IP Security Agreements”). In addition, the following subsidiaries of the Company each guaranteed all of the Company’s obligations under the Note and the other transaction documents by way of a guaranty, dated as of August 14, 2024 (the “Guaranty”): reAlpha Acquisitions, LLC, reAlpha Acquisitions Churchill, LLC, reAlpha Realty, LLC, Rhove Real Estate 1, LLC, Roost and Naamche Inc.

At any time following the occurrence of a Major Trigger Event or Minor Trigger Event (each as defined in the Note), the Lender may, upon prior written notice to the Company, increase the outstanding balance of the Note by 10% for each occurrence of any Major Trigger Event and 5% for each occurrence of any Minor Trigger Event (the “Trigger Effect”), provided that the Trigger Effect may only be applied three times with respect to Major Trigger Events and three times with respect to Minor Trigger Events and the Trigger Effect does not apply to any default by the Company or any failure by the Company to observe or perform any covenant, obligation, condition or agreement of the Company under the Note or the other transaction documents in any material respect that is not specifically set forth in the Note or the Purchase Agreement.

Subject to certain exceptions described below, if the Company fails to cure a Trigger Event within ten trading days following the date of transmission of a written demand notice by the Lender, the Trigger Event will automatically become an Event of Default (as defined in the Note), provided that the Company will only have a five trading day cure period with respect to Trigger Events resulting from the Company’s failure to pay any principal, interest, fees, charges, or any other amount when due and payable under the Note. Following the occurrence of any Event of Default, the Lender may, upon written notice to the Company, (i) accelerate the Note, with the outstanding balance of the Note following application of the Trigger Effect (the “Mandatory Default Amount”) becoming immediately due and payable in cash, and (ii) cause interest on the outstanding balance of the Note beginning on the date the applicable Event of Default occurred to accrue at an interest rate equal to the lesser of 15% per annum or the maximum rate permitted under applicable law. Notwithstanding the foregoing, upon the occurrence of certain Trigger Events related to bankruptcy or insolvency, immediately and without notice, an Event of Default will be deemed to have occurred and the outstanding balance of the Note as of the date of the occurrence of such Bankruptcy-Related Trigger Event will become immediately and automatically due and payable in cash at the Mandatory Default Amount.

The Purchase Agreement provides that at any time during the 12-month period beginning on the date of the issuance and sale of the Note (the “Closing Date”), the Lender will have the right, but not the obligation, with the Company’s prior written consent, to reinvest up to an additional $5,000,000 in the aggregate in the Company in one or more notes on the same terms and conditions as the Note.

In addition, the Purchase Agreement provides that, until 90 days following repayment of the Note in full, with respect to the Company and its securities, the Lender and all its affiliates will not solicit proxies, propose or attempt any mergers or restructurings, influence the Company’s management, join any group regarding the Company’s securities, or take any action necessitating a public announcement by the Company.

Pursuant to the terms of the Purchase Agreement, until all of the Company’s obligations under the Note and all other transaction documents are paid and performed in full, the Company agreed to comply with certain covenants, including but not limited to the following: (i) the Company agreed not to make any Restricted Issuances (as defined in the Purchase Agreement and described below) or grant any lien, security interest or encumbrance, other than Permitted Liens (as defined in the Security Agreement) on any of its or its subsidiaries’ assets, in each case without the Lender’s prior written consent, which consent may be granted or withheld in the Lender’s sole discretion, and (ii) the Company agreed not to enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits the Company, other than such lock ups, restrictions or prohibitions with a term of no more than 75 days in connection with one transaction, or series of transactions, per any 12 month period: (a) from entering into a variable rate transaction with the Lender or any of the Lender’s affiliates, or (b) from issuing Company securities to the Lender or any of the Lender’s affiliates.

Subject to certain exceptions set forth in the Purchase Agreement, Restricted Issuances include the incurrence or guaranty of any debt obligations other than trade payables in the ordinary course of business, the issuance of any convertible securities in which the number of shares that may be issued pursuant to a conversion right, or the conversion price, varies with the market price of the Company’s common stock, the issuance of any securities with reset provisions and the issuance of any securities in connection with Section 3(a)(9) exchange, a Section 3(a)(10) settlement, or any other similar settlement or exchange. Restricted Issuances do not include ATM facilities, commercial bank loans or lines of credit, leases and any transactions contemplated by agreements or instruments outstanding on the date of the Purchase Agreement.

The Purchase Agreement provides that the Company may use the proceeds received thereunder for the acquisition of up to three businesses or a portion thereof, provided that such acquisitions occur within 180 days of the Closing Date. The Company agreed to cause any business acquired by the Company while the Note is outstanding to enter into a Guaranty, Security Agreement and IP Security Agreement within five trading days of completion of the acquisition.

The Purchase Agreement also contains a “most favored nation” provision under which the Company agreed that so long as the Note is outstanding, upon any issuance by the Company of any debt security with any economic term or condition more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Lender, then the Company shall notify the Lender of such additional or more favorable economic term and such term, at the Lender’s option, shall become a part of the transaction documents related to the Note for the benefit of the Lender.

The Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim agreed to serve as lead placement agent on a “reasonable best efforts basis” in connection with the sale of the Note and any additional notes (the “Placement”). Pursuant to the Placement Agency Agreement, the Company agreed to pay Maxim a cash fee equal to 3.75% of the gross proceeds received by the Company for the Note and any additional notes and to reimburse Maxim for its reasonable accountable expenses, including legal fees, up to an aggregate amount of $10,000. In addition, if within nine months of a closing of a sale of the Note or any additional notes, the Company completes any financing of equity or equity-linked capital-raising activity with, or receives proceeds from, any of the investors that were introduced to the Company by Maxim in connection with the Placement, then the Company will pay Maxim a cash fee of 3.75% of the proceeds received from such financing.

The foregoing description of the Note, the Purchase Agreement, the Security Agreements, the IP Security Agreements, the Guaranty and the Placement Agency Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Note, the Purchase Agreement, the Security Agreements, the IP Security Agreements, the Guaranty and the Placement Agency Agreement, copies of which are filed as Exhibits 4.4, 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 to this report, respectively, and are incorporated herein by reference.

Disclosure Pursuant to Item 2.03 of Current Report on Form 8-K – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth in Item 5 under “Disclosure Pursuant to Item 1.01 of Current Report on Form 8-K – Entry into a Material Definitive Agreement” of this report, to the extent required by Item 2.03 of Current Report on Form 8-K, is incorporated herein by reference.

Item 6. Exhibits

Number	Document

3.1**	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2**	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

4.1**	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2**	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3**	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4*	Secured Promissory Note, dated as of August 14, 2024.

10.1*	Note Purchase Agreement, dated as of August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC.

10.2*	Security Agreement, dated August 14, 2024, by and between Roost Enterprises, Inc. and Streeterville Capital, LLC.

10.3*	Security Agreement, dated August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC.

10.4*#	Intellectual Property Security Agreement, dated August 14, 2024, by and between Roost Enterprises, Inc. and Streeterville Capital, LLC.

10.5*#	Intellectual Property Security Agreement, dated August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC.

10.6*	Guaranty, dated as of August 14, 2024, by Roost Enterprises, Inc., reAlpha Acquisitions, LLC, reAlpha Acquisitions Churchill, LLC, reAlpha Realty, LLC, Rhove Real Estate 1, LLC and Naamche Inc. for the benefit of Streeterville Capital, LLC.

10.7*	Placement Agency Agreement, dated as of August 14, 2024, by and between reAlpha Tech Corp. and Maxim Group LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1***	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.
	***	Furnished herewith.
#		Schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: August 14, 2024	By:	/s/ Giri Devanur
Giri Devanur
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Michael J. Logozzo
Michael J. Logozzo
Interim Chief Financial Officer, Chief Operating Officer and President (Principal Financial and Accounting Officer)