Form 10-Q
period 2024-09-30
reAlpha Tech Corp.
filed 2024-11-12
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant has 45,864,503 shares of common stock, par value $0.001, issued and outstanding.

REALPHA TECH CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REALPHA TECH CORP.

Condensed Consolidated Balance Sheet

September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets
Cash	$7,076,877	$6,456,370
Accounts receivable	171,781	30,630
Prepaid expenses	49,535	242,795
Other current assets	687,287	670,499
Total current assets	7,985,480	7,400,294

Property and Equipment, at cost
Property and equipment, net	105,980	328,539

Other Assets
Investments	215,000	115,000
Other long term assets	31,250	406,250
Intangible assets, net	4,082,925	997,962
Goodwill	21,410,467	17,337,739
Capitalized software development - work in progress	359,720	839,085
TOTAL ASSETS	$34,190,822	$27,424,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$614,512	$461,875
Related party payables	5,539	-
Short term loans - related parties -current portion	128,225	-
Short term loans - unrelated parties -current portion	675,400	190,095
Notes payable, net of discount -current portion	3,330,000	-
Accrued expenses	1,190,273	817,114
Deferred consideration - current portion	1,805,525	-
Total current liabilities	7,749,474	1,469,084

Long-Term Liabilities
Deferred liabilities	1,000,000	1,000,000
Mortgage and other long term loans - related parties - net of current portion	67,671	-
Mortgage and other long term loans - unrelated parties - net of current portion	276,371	247,000
Note payable, net of discount and current portion	1,458,125	-
Other long term liabilities	1,086,000	-
Total liabilities	11,637,641	2,716,084

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock ($0.001 par value; 200,000,000 shares authorized, 45,570,967 shares outstanding as of September 30, 2024; 200,000,000 shares authorized, 44,122,091 shares outstanding as of December 31, 2023)	45,572	44,123
Additional paid-in capital	39,770,353	36,899,497
Accumulated deficit	(17,233,742)	(12,237,885)
Accumulated other comprehensive loss	(33,917)	-
Total stockholders’ equity (deficit) of reAlpha Tech Corp.	22,548,266	24,705,735
Non-controlling interests in consolidated entities	4,915	3,050
Total stockholders’ equity (deficit)	22,553,181	24,708,785
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY	$34,190,822	$27,424,869

REALPHA TECH CORP.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$339,227	$59,022	$422,006	$225,300
Cost of revenues	113,361	30,360	139,687	149,518
Gross Profit	225,866	28,662	282,319	75,782
Operating Expenses
Wages, benefits and payroll taxes	779,561	272,060	1,674,647	754,503
Repairs & maintenance	1,537	29,081	3,132	58,187
Utilities	2,555	5,665	5,197	17,538
Travel	75,424	15,552	186,705	68,751
Dues & subscriptions	37,491	8,434	74,234	44,719
Marketing & advertising	243,362	30,976	451,103	177,645
Professional & legal fees	441,569	230,899	1,222,086	881,197
Depreciation & amortization	163,439	14,628	304,222	85,874
Other operating expenses	170,548	150,206	485,068	268,621
Total operating expenses	1,915,486	757,501	4,406,394	2,357,035
Operating Loss	(1,689,620)	(728,839)	(4,124,075)	(2,281,253)

Other Income (Expense)
Gain on sale of myAlphie	-	-	-	5,502,774
Interest expense, net	(119,485)	(31,272)	(130,607)	(122,291)
Other expense, net	(289,469)	(17,496)	(741,249)	(87,294)
Total other (expense) income	(408,954)	(48,768)	(871,856)	5,293,189
Net (Loss) Income	(2,098,574)	(777,607)	(4,995,931)	3,011,936
Less: Net (Loss) Income Attributable to Non-Controlling Interests	(26)	194	(74)	235
Net (Loss) Income Attributable to Controlling Interests	$(2,098,548)	$(777,801)	$(4,995,857)	$3,011,701
Other comprehensive loss
Foreign currency translation adjustments	(33,917)	-	(33,917)	-
Total other comprehensive loss	(33,917)	-	(33,917)	-
Comprehensive (Loss) Income Attributable to Controlling Interests	$(2,132,465)	$(777,801)	$(5,029,774)	$3,011,701
Net (loss) income per share — basic	$(0.05)	$(0.02)	$(0.11)	$0.07
Net (loss) income per share — diluted	$(0.05)	$(0.02)	$(0.11)	$0.07
Weighted-average outstanding shares — basic	44,372,982	42,522,091	44,240,099	42,054,625
Weighted-average outstanding shares — diluted	45,135,287	42,522,091	44,496,055	42,054,625

REALPHA TECH CORP.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

for the Three and Nine Months Ended September 30, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	ReAlpha Tech Corp. and Subsidiaries	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2023	44,122,091	$44,123	$36,899,497	$(12,237,885)	$-	$24,705,735	$3,050	$24,708,785
Net loss	-	-	-	(1,418,980)	-	(1,418,980)	(65)	(1,419,045)
Balance at March 31, 2024	44,122,091	$44,123	$36,899,497	$(13,656,865)	$-	$23,286,755	$2,985	$23,289,740
Net loss	-	-	-	(1,478,329)	-	(1,478,329)	17	(1,478,312)
Shares issued to employees & directors	201,135	201	202,945	-	-	203,146	-	203,146
Shares issue - Naamche acquisition	-	-	193,500	-	-	193,500	-	193,500
RTC India - Non Controlling Interest	-	-	-	-	-	-	5	5
Balance at June 30, 2024	44,323,226	$44,324	$37,295,942	$(15,135,194)	$-	$22,205,072	$3,007	$22,208,079
Net loss	-	-	-	(2,098,548)	-	(2,098,548)	(26)	(2,098,574)
Other Comprehensive Loss	-	-	-	-	(33,917)	(33,917)	-	(33,917)
Shares issue - Naamche acquisition	-	-	(193,500)	-	-	(193,500)	-	(193,500)
Shares issue - BMN acquisition	1,146,837	1,147	1,512,853	-	-	1,514,000	-	1,514,000
Shares issue – AiChat acquisition			1,022,975	-	-	1,022,975	-	1,022,975
Shares issued for services	83,000	83.00	108,647	-	-	108,730	-	108,730
Shares issued to employees	3,288	3.00	4,304	-	-	4,307	-	4,307
Share issued to AiChat employees	14,616	15	19,132	-	-	19,147	-	19,147
Hyperfast - Non Controlling Interests	-	-	-	-	-	-	3,750	3,750
RTC India - Non Controlling Interest	-	-	-	-	-	-	(1,816)	(1,816)
Balance at September 30, 2024	45,570,967	$45,572	$39,770,353	$(17,233,742)	$(33,917)	$22,548,266	$4,915	$22,553,181

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	ReAlpha Tech Corp. and Subsidiaries	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2022	9,376,400	$9,376	$6,979,840	$(9,775,175)	$-	$(2,785,959)	$1,814	$(2,784,145)
Net loss	-	-	-	(864,722)	-	(864,722)	(191)	(864,913)
Shares issued through Reg A offering	153,697	154	1,435,826	-	-	1,435,980	-	1,435,980
Reg A offering costs	-	-	(79,379)	-	-	(79,379)	-	(79,379)
Distribution to syndicate members	-		(13,375)	-	-	(13,375)	3,292	(10,083)
Shares issued for acquisition of Rhove	1,312,025	1,312	13,118,938	-	-	13,120,250	-	13,120,250
Shares issued for services	304,529	305	3,044,985	-	-	3,045,290	-	3,045,290
Shares issued in former parent	543,420	543	149,457	-	-	150,000	-	150,000
RTC India - Non controlling interest	-	-	-	-	-	-	641	641
Cancellation of shares in the former parent	(9,167,630)	(9,167)	(241,957)	-	-	(251,124)	-	(251,124)
Recapitalization of shares	40,000,000	40,000	410,000	-	-	450,000	-	450,000
Downstream merger transaction	-	-	(697,175)	-	-	(697,175)	-	(697,175)
Balance at March 31, 2023	42,522,441	$42,523	$24,107,160	$(10,639,897)	$-	$13,509,786	$5,556	$13,515,342
Net loss	-	-	-	4,654,224	-	4,654,224	232	4,654,456
Cancellation of shares	(350)	(0)	(3,500)	-	-	(3,500)	-	(3,500)
Distribution to syndicate members	-	-	-	-	-	-	(3,292)	(3,292)
RTC India - Non Controlling Interest	-	-	-	-	-	-	263	263
Balance at June 30, 2023	42,522,091	$42,523	$24,103,660	$(5,985,673)	$-	$18,160,510	$2,759	$18,163,269
Net loss	-	-	-	(777,801)	-	(777,801)	194	(777,607)
RTC India - Non Controlling Interest	-	-	-	-	-	-	(1,555)	(1,555)
Balance at September 30, 2023	42,522,091	$42,523	$24,103,660	$(6,763,474)	$-	$17,382,709	$1,398	$17,384,107

REALPHA TECH CORP.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024, and 2023 (unaudited)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Cash Flows from Operating Activities:
Net (loss) income	$(4,995,931)	$3,011,936
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash items
Depreciation and amortization	304,222	85,874
Stock based compensation - employees	207,454	-
Stock based compensation - services	108,647	-
Write-off of capitalized software costs	145,746	-
Commitment fee expenses	375,000	-
Gain on sale of properties	(31,392)	-
Gain on previously held equity	(20,663)	-
Gain on sale of myAlphie	-	(5,502,774)
Changes in operating assets and liabilities:
Accounts receivable	150,736	156,884
Prepaid expenses	193,260	40,571
Other current assets	(6,843)	(141,237)
Accounts payable	(59,178)	(414,657)
Accrued expenses	(177,148)	(61,912)
Total adjustments	1,189,841	(5,837,251)
Net cash used in operating activities	(3,806,090)	(2,825,315)

Cash Flows from Investing Activities:
Proceeds from sale of properties	78,000	268,684
Additions to property, plant & equipment	(8,781)	(52,604)
Cash paid to acquire business	(20,464)	(25,000)
Capitalized software development - work in progress	(417,024)	209,250
Net cash (used in) provided by investing activities	(368,269)	400,330

Cash Flows from Financing Activities:
Proceeds from issuance of debt	5,000,000	14,735
Payments of debt	(205,134)	(347,226)
Proceeds from issuance of common stock	-	437,574
Net cash provided by financing activities	4,794,866	105,083
Net increase (decrease) in cash	620,507	(2,319,902)

Cash - Beginning of Period	6,456,370	2,989,782
Cash - End of Period	$7,076,877	$669,880

Supplemental Disclosure of Cash Flow Information
Interest expense	$130,607	$122,291

Noncash Investing and Financing Activities:
Additional Paid-In Capital for Agreed Share Issuance for AiChat Acquisition	1,022,975	-
Share Issuance for Be My Neighbor Acquisition	1,514,000
Deferred Consideration for Agreed Investment of Xmore AI	125,000
Shares Issued to Settle Notes Payable in myAlphie sale		150,000
Share Issuance for Rhove Acquisition		13,120,250

reAlpha Tech Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

reAlpha Tech Corp. and Subsidiaries (“we,” “us,” “our,” or the “Company”) were initially incorporated with the name reAlpha Asset Management, Inc. in the State of Delaware on April 22, 2021. Initially, our asset-heavy operational model centered on using proprietary artificial intelligence (“AI”) tools for real estate acquisition, converting properties into short-term rentals, and offering fractional interests to investors. However, due to current macroeconomic challenges like higher interest rates and inflated property prices, we’ve suspended real estate acquisition operations. Our new focus is on enhancing our AI technologies to continuously improve our commission-free, AI-powered end-to-end homebuying platform, driven by a growth strategy centered on strategic acquisitions.

The Company’s head office is located at 6515 Longshore Loop, Suite 100, Dublin, OH 43017.

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

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the U.S., and have been consistently applied in the preparation of the financial statements. The financial statements include the operations, assets, and liabilities of the Company. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Transition Report on Form 10-KT for the eight-month period ended December 31, 2023 (the “Form 10-KT”). Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Related Party Transactions

The Company accounts for related party transactions in accordance with Accounting Standards Codification (“ASC”) 850 (“Related Party Disclosures”). A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Form 10-KT.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.

We recorded the Xmore AI investment of $125,000 under the equity method as per ASC 323.

Revenue Recognition

The AI conversational platform, AiChat (as defined below), adheres to the revenue recognition standards outlined in ASC 606. The license fee for platform access and consulting services are recognized as distinct performance obligations, reflecting their ability to provide value independently within our customer contracts. For the “right to access” license fee, revenue is recognized over the duration of the subscription period, as control and benefits are provided continuously to the customer. Consulting services are recognized based on the nature of the engagement. Revenue for one-time services, such as project setups, is recognized at the point in time of delivery. For ongoing consulting services, revenue is recognized over time, reflecting the continuous benefit transferred to the customer throughout the service period. This approach ensures that revenue recognition accurately matches the ongoing provision of access and the timing of consulting services, as per the guidelines of ASC 606.

Be My Neighbor (as defined below), a mortgage brokerage company, complies with ASC 606 by recognizing revenue at the point of loan closing. This moment marks the transfer of control of the loan to the borrower, capturing the completion of Be My Neighbor’s primary service—successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan closes, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations.

Naamche (as defined below), which leverages proprietary AI and other advanced technologies, adheres to ASC 606 for revenue recognition, primarily from its service-based contracts. This approach involves detailed identification of contracts with customers, determination of distinct performance obligations within these contracts, and accurate allocation of transaction prices to these obligations. Revenue is recognized as Naamche satisfies each performance obligation, typically over time, reflecting the ongoing delivery and customer consumption of its tech-driven services.

Note 3 - Earnings per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and warrants. and the shares that will be issued for the recent acquisitions. Due to the net losses reported in the periods presented, the affect of dilutive potential common shares are anti-dilutive

Recently Issued Accounting Pronouncements:

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

Note 4 - Going Concern

We assess going concern uncertainty in our condensed consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least 12 months from the date our condensed consolidated financial statements are issued. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors.

Management has reviewed our financial condition, focusing on liquidity sources and upcoming financial obligations. This assessment shows that our short-term obligations exceed the resources available under current operational plans that raise a substantial doubt about our ability to continue as a going concern for the next 12 months after the date that the condensed consolidated financial statements are issued. Additionally, while recent acquisitions are expected to increase operational expenses, we anticipate that they will increase revenue streams, contributing positively to our financial outlook. We believe these acquisitions will enhance product offerings and market reach, which we anticipate will drive higher revenue in the coming months. However, the revenue from our recent acquisitions and from our technology platforms do not yet offset our current obligations and expenses. Management anticipates continuing operating losses for the next 12 months due to growth initiatives, management expects to continue raising capital through additional debt and/or equity financings to fund its operations. Management believes that these actions, which we expect to implement within the next fiscal year, will effectively mitigate the conditions that raise substantial doubt about our ability to continue as a going concern and to ultimately achieve profitability. However, management cannot provide assurance that their plans to add revenue streams, raise revenue or raise additional capital will be successful, and whether we will ultimately achieve profitability, become cash flow positive, or raise additional debt and/or equity capital. If we are unable to raise our revenues sufficiently to cover our obligations and expenses or raise additional capital in the near future, management expects that we will need to curtail operations, seek additional capital on less favorable terms, and/or pursue other remedial measures.

As of September 30, 2024, the Company had approximately $7.0 million in cash.

Note 5 - Business Combinations

For comprehensive information regarding the acquisition completed in the previous fiscal year, please refer to the Form 10-KT filed with the SEC for the transition period ended December 31, 2023.

Acquisition of Naamche Inc. and Naamche Inc. Pvt Ltd.

On May 6, 2024, we completed our acquisitions of Naamche, Inc. (“U.S. Naamche”) and Naamche, Inc. Pvt Ltd. (“Nepal Naamche,” and together with U.S. Naamche, “Naamche”). As a result, we own 100% of the issued and outstanding shares of capital stock of Naamche, and both entities are wholly-owned subsidiaries of the Company. We acquired Naamche to assist the Company with the research and development of its proprietary AI algorithms and other technologies.

The purchase price consisted of (i) a $50,000 cash payment, (ii) 225,000 restricted shares of common stock to be issued within 9 months from the closing date of the acquisitions subject to terms and conditions specified herein, and (iii) $450,000 in cash, payable over a 3-year period following the closing date of the acquisitions based on the achievement by Naamche of specified revenue-based targets.

Naamche is included in our consolidated financial statements beginning on the date of acquisition and reported as part of our Technology Services (formerly “Platform Services”) segment.

We estimated fair values on the acquisition date, for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Naamche acquisition subject to measurement period adjustments. During the measurement period, we obtained a purchase price allocation report from a consulting firm to assist in finalizing the fair value of assets acquired and liabilities assumed. Accordingly, the fair value measurements and adjustments are noted below.

The table below represents the final purchase price allocation to total assets acquired and liabilities assumed and the associated estimated useful lives as of the acquisition date.

	Initial Amounts Recognized as of the acquisition date	Measurement Period Adjustment	Final Purchase Price Allocation
Cash & cash equivalents	$50,786	$-	$50,786
Accounts receivable	15,745	(15,745)	-
Other current assets	2,050	-	2,050
Net property plant & equipment	76,350	-	76,350
Goodwill	549,494	(349,494)	200,000
Intangible assets	-	26,000	26,000
Accounts payable	(46,506)	46,506	-
Accrued expenses	(36,480)	-	(36,480)
Dividend payable	(31,381)	-	(31,381)
Long term loans	(54,662)	-	(54,662)
Net assets acquired	$525,396	$(292,733)	$232,663

The determination of the fair value for the acquired business employed the income approach, specifically the discounted cash flow (“DCF”) method. This method involves assessing the present value of anticipated future cash flows from the acquired business. These cash flows are discounted at the weighted average cost of capital (“WACC”), which represents the necessary return on the combined entity’s equity and debt. The WACC is weighted by the respective proportions of equity and debt in the overall capital structure.

For the fair valuation of trademarks and trade names, the relief from royalty method was applied. Customer and other relationships were valued through the multi-period excess earnings model (“MPEEM”), which calculates the present value of excess earnings attributed to these relationships over their estimated remaining useful life. Assembled workforce is not recognized separately from goodwill, as it lacks separability and contractual nature.

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

The final purchase price allocation includes $26,000 of acquired identifiable intangible assets, all of which have finite lives. The intangible assets are being amortized over their estimated useful lives on a straight-line basis. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors.

The purchase price allocation to identifiable intangible assets acquired subject to amortization consists of the following:

	Estimated Useful Life (in years)	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Trademarks and trade names	5	$8,500	$689	$7,811
Customer and other relationships	6	17,500	1,183	16,317
Balance, September 30, 2024		$26,000	$1,872	$24,128

We estimate amortization expense for the next five years and beyond will be as follows:

Amount
Years Ending December 31:
2024 (excluding the 9 months ended 9/30/2024)	$1,164
2025	4,617
2026	4,617
2027	4,617
2028	4,617
Thereafter	4,496
Total	$24,128

Acquisition of AiChat Pte. Ltd.

On July 12, 2024, we entered into a Business Acquisition and Financing Agreement (the “Business Acquisition Agreement”) with AiChat Pte. Ltd. (“AiChat”), AiChat10X Pte. Ltd., and Kester Poh Kah Yong, pursuant to which we acquired 85% of AiChat’s ordinary shares, with the remaining 15% to be acquired by June 30, 2025. AiChat is an AI-powered company offering conversational customer experience solutions.

The total purchase price to acquire 100% of AiChat is $1,140,000, which consists of: (i) $312,000 in restricted common stock, issuable by January 1, 2025; (ii) $588,000 in restricted common stock, issuable by April 1, 2025, subject to adjustments set forth in the Business Acquisition Agreement; and (iii) $240,000 in restricted common stock, issuable by December 1, 2025.

We estimated fair values on the acquisition date, for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the AiChat acquisition subject to measurement period adjustments. We obtained a purchase price allocation report from a consulting firm to assist in finalizing the fair value of assets acquired and liabilities assumed. Accordingly, the fair value measurements and adjustments are noted below.

The table below represents the final purchase price allocation to total assets acquired and liabilities assumed and the associated estimated useful lives as of the acquisition date.

Final Purchase Price Allocation
Cash & cash equivalents	$1,911
Accounts receivable	42,536
Other current assets	7,895
Net property plant & equipment	3,715
Goodwill	1,708,915
Intangible assets	1,135,000
Accounts payable	(160,815)
Accrued expenses	(231,197)
Other current liabilities	(65,675)
Debt assumed	(1,238,785)
Net assets acquired	$1,203,500

The determination of the fair value for the acquired business employed the income approach, specifically the DCF method. This method involves assessing the present value of anticipated future cash flows from the acquired business. These cash flows are discounted at the WACC, which represents the necessary return on the combined entity’s equity and debt. The WACC is weighted by the respective proportions of equity and debt in the overall capital structure.

For the fair valuation of developed technology, the relief from royalty method was applied. The estimation of the economic useful life of these assets took into account factors outlined in ASC 350-30-35-3. Trademarks and trade names fair value was determined using the relief from royalty method. Customer and other relationships were valued through MPEEM, which calculates the present value of excess earnings attributed to these relationships over their estimated remaining useful life. Assembled workforce is not recognized separately from goodwill, as it lacks separability and contractual nature.

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

The final purchase price allocation includes $1,135,000 of acquired identifiable intangible assets, all of which have finite lives. The intangible assets are being amortized over their estimated useful lives on a straight-line basis. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of AiChat.

Additionally, as part of the acquisition of AiChat, we committed to purchase 55,710 ordinary shares of AiChat at a cost of $60,000, payable at the transaction’s closing. Furthermore, we also agreed to purchase an additional 222,841 ordinary shares of AiChat for $240,000. The specific dates for these payments are outlined in the Business Acquisition Agreement.

The purchase price allocation to identifiable intangible assets acquired subject to amortization consists of the following:

	Estimated Useful Life (in years)	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Developed technology	5	$800,000	$35,068	$764,932
Trademarks and trade names	9	272,000	6,624	265,376
Customer and other relationships	10	63,000	1,381	61,619
Balance, September 30, 2024		$1,135,000	$43,073	$1,091,927

We estimate amortization expense for the next five years and beyond will be as follows:

Years Ending December 31:	Amount
2024 (excluding the 9 months ended 9/30/2024)	$49,535
2025	196,522
2026	196,522
2027	196,522
2028	196,522
Thereafter	256,304
Total	$1,091,927

Acquisition of Debt Does Deals, LLC (d/b/a Be My Neighbor)

On September 8, 2024, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with Debt Does Deals, LLC (d/b/a Be My Neighbor) (“Be My Neighbor” or “BMN”), a Texas-based mortgage brokerage, and its sellers, Christopher Bradley Griffith and Isabel Williams (collectively, the “Sellers”). In accordance with the MIPA, we acquired 100% of the membership interests of Be My Neighbor that were outstanding prior to the consummation of the acquisition.

The purchase price was $6,000,000, consisting of: (i) $1,500,000 in cash to the Sellers based on their ownership percentages; (ii) $1,500,000 in restricted common stock, or 1,146,837 shares valued at $1.31 per share, to be issued within 90 days of closing, allocated proportionally to each of the Sellers’ membership interests in Be My Neighbor; and (iii) up to $3,000,000 in potential earn-out payments, subject to BMN’s achievement of certain financial metrics set forth in the MIPA.

We estimated fair values on the acquisition date, for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Be My Neighbor acquisition subject to measurement period adjustments. We obtained a purchase price allocation report from a consulting firm to assist in finalizing the fair value of assets acquired and liabilities assumed. Accordingly, the fair value measurements and adjustments are noted below.

The table below represents the final purchase price allocation to total assets acquired and liabilities assumed and the associated estimated useful lives as of the acquisition date.

Final Purchase Price Allocation
Cash & cash equivalents	$442,439
Accounts receivable	92,822
Goodwill	2,248,782
Intangible assets	1,434,000
Accounts payable	(3,794)
Other current liabilities	(251,249)
Net assets acquired	$3,963,000

The determination of the fair value for the acquired business employed the income approach, specifically the DCF method. This method involves assessing the present value of anticipated future cash flows from the acquired business. These cash flows are discounted at the WACC, which represents the necessary return on the combined entity’s equity and debt. The WACC is weighted by the respective proportions of equity and debt in the overall capital structure.

For the fair valuation of trademarks and trade names the relief from royalty method was applied. Assembled workforce is not recognized separately from goodwill, as it lacks separability and contractual nature.

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

The final purchase price allocation includes $1,434,000 of acquired identifiable intangible assets, all of which have finite lives. The intangible assets are being amortized over their estimated useful lives on a straight-line basis. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of Be My Neighbor.

The purchase price allocation to identifiable intangible assets acquired subject to amortization consists of the following:

	Estimated Useful Life (in years)	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Trademarks and trade names	15	$1,434,000	$5,762	$1,428,238
Balance, September 30, 2024		$1,434,000	$5,762	$1,428,238

We estimate amortization expense for the next five years and beyond will be as follows:

Amount
Years Ending December 31:
2024 (excluding the 9 months ended 9/30/2024)	$24,097
2025	95,600
2026	95,600
2027	95,600
2028	95,600
Thereafter	1,021,741
Total	$1,428,238

Acquisition of Hyperfast Title, LLC

On July 24, 2024, we acquired 85% of the membership interests of Hyperfast Title LLC (“Hyperfast”), a Florida-based title insurance provider, through a membership interest purchase agreement for an aggregate purchase price of $21,250. This transaction resulted in an increase in goodwill of $25,054.

Note 6 - Capitalized Software Development Costs, Work In Progress

Qualifying internal-use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services, and purchased software license costs are capitalized.

As of September 30, 2024, the Company reclassified a portion of capitalized software costs of $750,642 from work-in-progress (“WIP”) to intangible assets following the release of the related product to the public, referred to as being placed “in service” under ASC 350. The balance of work-in-progress capitalized software costs amounted to $359,720 as of September 30, 2024, compared to $839,085 as of December 31, 2023.

The Company assesses the carrying amount of capitalized software costs for impairment regularly and considers the recoverability of capitalized costs based on expected future benefits and cash flows. Any impairment loss, if identified, is recognized in the statement of operations.

Note 7 - Goodwill and Intangible Assets

Goodwill and intangible assets are primarily the result of business acquisitions. Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets acquired and liabilities assumed. Goodwill is tested for impairment at the reporting unit level at least annually, as of December 31, or more frequently when events occur and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

At September 30, 2024, our consolidated balance sheet includes goodwill related to the acquisition of Roost Enterprises, Inc. (“Rhove”) included in the rental business reporting unit of $17.3 million. As the activity of the reporting unit is on pause, we will conduct an assessment of potential asset impairments as part of our annual review process during the fourth quarter of 2024. Although we believe that the goodwill reflected in the Consolidated Balance Sheet is not impaired, goodwill may subsequently become impaired due to changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

Changes in the carrying amount of goodwill were as follows:

	Technology Services	Rental Business	Total
Balance at June 30, 2024	$-	$17,337,739	$17,337,739
Goodwill acquired, net of purchase price adjustments	4,072,728	-	4,072,728
Balance at September 30, 2024	$4,072,728	$17,337,739	$21,410,467

(1)	Includes goodwill of related to Naamche, AiChat, Be My Neighbor, and Hyperfast acquisitions. See “Note 5 – Business Combinations” for further information.

The components of intangible assets, all of which are finite-lived, are as follows:

	September 30, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Definite-life Intangibles:
Developed technology	$2,669,642	$453,198	$2,216,444	$1,119,000	$235,860	$883,140
Trademarks and trade names	1,748,500	44,176	1,704,324	34,000	13,134	20,866
Customer relationships	184,500	22,343	162,157	104,000	10,044	93,956
Total	$4,602,642	$519,717	$4,082,925	$1,257,000	$259,038	$997,962

(1)	Includes intangible assets related to Naamche, AiChat and Be My Neighbor acquisitions. See “Note 5 – Business Combinations” for further information and reclassified a portion of capitalized software costs from work-in-progress (“WIP”) to intangible assets.

The Company recorded depreciation and amortization expenses of $163,439 and $14,628 for the three months ended September 30, 2024, and September 30, 2023, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2024:

Amount
Years Ending December 31:
2024 (excluding the 9 months ended 9/30/2024)	$176,756
2025	680,634
2026	680,634
2027	680,634
2028	459,849
Thereafter	1,404,419
Total	$4,082,925

Note 8 - Notes Payable

On August 14, 2024, we entered into a note purchase agreement with Streeterville Capital, LLC (“Lender”) pursuant to which we issued and sold a secured promissory note in the original principal amount of $5,455,000. The note carries an original issue discount of $435,000, and we paid $20,000 to cover the Lender’s legal and transaction costs, reducing the purchase price received by us to $5,000,000. Interest accrues at 8% annually, and the unpaid amount, interest, fees, and late fees are due 18 months after issuance. The note and agreement include terms like the Lender’s ability to redeem a portion of the note, events of default, penalties, restrictive covenants on our ability to issue certain securities, a “most favored nation” provision. Additionally, Rhove, Be My Neighbor, and our U.S. subsidiaries signed security and intellectual property agreements in favor of the Lender, and our U.S. subsidiaries also guaranteed all of the Company’s obligations under the note and other transaction documents.

The Company had the following outstanding notes payable as of September 30, 2024 and December 31, 2023:

a. Summary of non-current notes payable:

	Maturity Date	Interest Rate	Original Principal Amount	September 30, 2024	December 31, 2023
Secured promissory note to Streeterville Capital, LLC, $435,000 original issue discount	February 14, 2026	8%	$5,455,000	$5,455,000	$-
Less: Unamortized debt issuance costs & Original issue discount				(181,875)
Less: Current portion				(3,815,000)
Total notes payable				$1,458,125	$-

b. Summary of current notes payable:

	September 30, 2024	December 31, 2023
Secured promissory note to Streeterville Capital, LLC, $435,000 original issue discount	$3,815,000	$-
Less: Unamortized debt issuance costs & Original issue discount	(485,000)
Total notes payable - current	$3,330,000	$-

As of September 30, 2024, accrued interest was $54,818, compared to $0 as of September 30, 2023. As of September 30, 2024 and December 31, 2023, unamortized debt issuance and original issue discount were reflected within long term liabilities on the condensed consolidated balance sheets, netted with the notes payable.

Note 9 - Related Party Transactions

Loans from Related Parties

Related party transactions involve loans provided to AiChat, our subsidiary, by Kester Poh, a director of AiChat, and Balaji Swaminathan, a member of our board of directors. All transactions were conducted on terms consistent with those offered to unrelated third parties.

As of September 30, 2024, the balance due to Kester Poh under the loans was $137,939, divided as follows: short term loans of $75,240 and long-term loans of $62,699. The notes issued in connection with these loans are structured to be repaid over a two-year period through monthly installments of $9,626, bearing an interest rate of 6.9% per annum.

Similarly, as of September 30, 2024, the balance due to Balaji Swaminathan under the loans made from December 2023 to August 2024 was $57,957. This amount includes short term loans of $52,985 and long-term loans of $4,972. The notes issued in connection with these loans are structured to be repaid over a one and a half year period through monthly installments of $8,183, bearing an interest rate of 6.9% per annum.

a. Summary of Short-Term Loans to Related Parties

	Average Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
Term Loan Facility	6.9%	$143,043	$-
Less: Interest Reserve		(14,818)	$-
Total Short-Term Loans to Related Parties		$128,225	$-

b. Summary of Long-Term Loans to Related Parties

	Maturity Year	Average Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
Term Loan Facility	2026	6.9%	79,686	-
Less: Interest Reserve			(12,015)	-
Total Long-Term Loans to Related Parties			$67,671	$-

Note 10 - Short Term Loans Unrelated parties

Short-Term Loans consisted of the following as of September 30, 2024, and December 31, 2023:

a.	Summary of Short-Term Loans to Unrelated Parties

	Average Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
First Insurance loan	8.2%	$-	$190,095
Term Loan Facility	11.0%	690,140	-
Less: Interest Reserve		(14,740)
Total Short-Term Loans to Unrelated Parties		$675,400	$190,095

Note 11 - Deferred Consideration

The Company had the following deferred consideration as of September 30, 2024 and December 31, 2023:

	Gross carrying amount	Consideration Paid	Net carrying value
Balance as on December 31, 2023	$-	$-	$-
Deferred Consideration – AiChat	180,525	-	180,525
Deferred Consideration – BMN(1)	1,500,000	-	1,500,000
Deferred Consideration - Xmore AI	125,000	-	125,000
Balance as on September 30, 2024	$1,805,525	$-	$1,805,525

(1)	As part of the business combination with Be My Neighbor, which took place on September 8, 2024, and in accordance with the MIPA (as defined above), we agreed to pay as consideration an amount of $1.5 million in cash. While the original due date for such payment was the closing date, the actual payment was made on October 1, 2024.

Note 12 - Mortgage and Other Long-Term Loans

Mortgage and Other Long-Term Loans consisted of the following as of September 30, 2024, and December 31, 2023:

a.	Summary of Mortgage and Other Long-Term Loans to related Parties

	Maturity Year	Average Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
Term Loan Facility	2026	6.9%	79,686	-
Less: Interest Reserve			(12,015)	-
			$67,671	$-

b.	Summary of Mortgage and Other Long-Term Loans to Unrelated Parties

	Maturity Year	Average Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
Mortgage Loan	2053	7.5%	$-	$247,000.00
Term Loan Facilities	2026-2028	6.5%	225,973	-
Vehicle Loans	2029	11%	51,398	-
Less: Interest Reserve			(1,000)	-
			$276,371	$247,000

Note 13 - Stockholders’ Equity (Deficit)

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share; and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share. As of September 30, 2024, there were 45,570,967 shares of common stock issued and outstanding and as of December 31, 2023, there were 44,122,091 shares of common stock issued and outstanding, and there were 0 shares of preferred stock outstanding as of September 30, 2024 and December 31, 2023.

Stock Based Compensation

We issued an aggregate of 100,904 shares of common stock during and as of the quarter ended September 30, 2024, pursuant to reAlpha Tech Corp.’s 2022 Equity Incentive Plan (the “2022 Plan”) described below.

Equity Incentive Plan

We maintain the 2022 Plan, under which we may grant awards to our employees, officers and directors and certain other service providers. The compensation committee of our board of directors administers the 2022 Plan. The 2022 Plan permits grants of awards to eligible employees, consultants and other service providers. The aggregate number of shares of common stock that may be issued under the 2022 Plan may not exceed 4,000,000 shares of common stock of which 3,697,961 remain available for issuance. All of our current employees, consultants and other service providers are eligible to be granted awards under the 2022 Plan. Eligibility for awards under the 2022 Plan is determined by the board of directors at its discretion.

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of the warrant’s issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

On October 23, 2023, pursuant to the terms of the GEM Agreement (as defined below), we issued GYBL (as defined below) warrants to purchase up to 1,700,884 shares of the Company’s common stock (the “GEM Warrants”). The GEM Warrants are exercisable, for cash, at an original exercise price of $406.67 per share, which exercise price was subsequently adjusted to $371.90 after the Company’s most recent public offering and the exercise price of the GEM Warrants is subject to further adjustments specified therein. Due to an ongoing dispute with GYBL regarding the GEM Warrants, there is uncertainty about the enforceability of the GEM Warrants and their classification under ASC 480 and ASC 815. If the dispute is not resolved through negotiations and is adversely determined against us, we may be required to reassess the classification of the GEM Warrants, which could lead to them being recorded as liabilities instead of equity. This reassessment could adversely impact our financial statements and results of operations. See “Note 16 - Subsequent Events” for further information.

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

We believe the likelihood that any Warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. We believe that if the trading price for our common stock is less than $371.90 per share, in the case of the GEM Warrants, and less than $5.00 per share, in the case of the Follow-On Warrants, it is unlikely that the holders of the Warrants will exercise their warrants. While current conditions influencing the exercise of the Warrants make such exercise unlikely, further adjustments to their exercise prices, or an adjustment to the number of shares issuable upon exercise thereof, as applicable, may make the Warrants more attractive for investors to exercise. Additionally, as noted above, due to the ongoing dispute with GYBL regarding the GEM Warrants, pursuant to which we are seeking to void the GEM Warrants, there is uncertainty about the enforceability of the GEM Warrants and method of calculating its exercise price adjustment, which may impact the exercisability thereof. See “Note 16 - Subsequent Events” for further information. Consequently, no adjustments have been made on the exercise price of GEM Warrants based on the one-year anniversary adjustment of such warrants.

Our analysis is based on the trading price of our common stock as of November 11, 2024, which was $1.00 per share.

Rights

On March 24, 2023, in connection with the acquisition of Rhove, we allocated rights to each seller and participating investors a right to purchase 1,263,000 additional shares of common stock (the “Rollover Stock”) at a fixed price of $10 per share within a two-year period following the closing date of acquisition of Rhove and shall thereafter terminate if not exercised within in such two-year period with no modifications to the exercise terms (the “Rights”). These shares were issued without any restrictions.

For details on the factors used in the calculation of the fair value of the Follow-On Warrants and Rights, refer to the audited consolidated financial statements included in the Form 10-KT. As the warrants issued in connection with the follow-on offering and GEM Agreement are classified as equity instruments, they are not subject to fair value remeasurement at the end of each reporting period.

Warrants and Rights activity as of September 30, 2024 were as follows:

	Issue date	Period ended	Contractual life (years)	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Rhove Rights issued on March 24, 2023	03/04/2023	09/30/2024	2	1,263,000	10.00	0.42
GEM Warrants issued on October 23, 2023	10/23/2023	09/30/2024	5	1,700,884	371.9	4.06
Follow-on Warrants issued on November 21, 2023	11/21/2023	09/30/2024	5	2,400,000	5.00	4.14
Warrants outstanding on September 30, 2024				5,363,884	122.52	3.24

Note 14 - Commitments and Contingencies

Pursuant to the terms of that certain Share Purchase Agreement between the Company and GEM Global Yield LLC SCS (“GEM Yield”) and GEM Yield Bahamas Limited (“GYBL,” and collectively, “GEM”), dated December 1, 2022 (the “GEM Agreement”), we are required to indemnify GEM for any losses it incurs as a result of a breach by us or of our representations and warranties and covenants under the GEM Agreement or for any misstatement or omission of a material fact in a registration statement registering those shares pursuant to the GEM Agreement. Also, GEM is entitled to be reimbursed for legal or other costs or expenses reasonably incurred in investigating, preparing, or defending against any such loss. To date, we have not raised any capital pursuant to the GEM Agreement and we may not raise any capital pursuant to the GEM Agreement prior to its expiration. Restrictions pursuant to terms of our future financings may also affect our ability to raise capital pursuant to the GEM Agreement.

The Company maintains indemnification agreements with our directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

Contingent Consideration and Compensation

Acquisition Agreement – Naamche

The Company’s agreement with Naamche includes deferred payment provisions representing potential milestone payments for Naamche’s former owners. The provisions are made up of two general types of arrangements, contingent compensation and contingent consideration. The contingent compensation arrangement is contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period. The contingent consideration is not contingent on employment and was recorded as purchase consideration in other long-term liabilities on the condensed consolidated balance sheets at the time of the initial acquisition based on the fair value of the estimated liability. The amounts are paid over a three-year period, contingent on the achievement of certain revenue milestones.

Acquisition Agreement – Debt Does Deals, LLC (dba “Be My Neighbor”)

The Company’s agreement with Be My Neighbor includes deferred payment provisions representing potential milestone payments for its former owners. The provisions are made up of contingent consideration. The contingent consideration is not contingent on employment and was recorded as purchase consideration in other long-term liabilities on the condensed consolidated balance sheets at the time of the initial acquisition based on the fair value of the estimated liability. The amounts are paid over a three-year period, contingent on the achievement of certain revenue and EBITDA milestones.

The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving the respective milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

As of September 30, 2024, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at September 30, 2024 using unobservable inputs, primarily internal revenue forecasts. Contingent consideration was valued at the time of acquisitions and have included using the Monte Carlo simulation model. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

As of September 30, 2024, the Company’s contingent consideration liabilities current and non-current balances were as follows:

	As of September 30, 2024
	Contingent consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, non-current - Naamche	$137,000	$-	$-	$137,000	$137,000
Contingent consideration, non-current - BMN	949,000	-	-	949,000	949,000
Total contingent consideration, net of current portion	$1,086,000	$-	$-	$1,086,000	$1,086,000

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

Malpractice Lawsuit

On May 8, 2023, the Company filed a malpractice lawsuit with the United States District Court for the Southern District of Ohio, Eastern Division, against Buchanan, Ingersoll & Rooney, PC (“Buchanan”), Rajiv Khanna (“Khanna”) and Brian S. North (“North,” together with Buchanan and Khanna, the “Buchanan Legal Counsel”). The complaint alleges that the Buchanan Legal Counsel failed to provide proper and timely legal advice during the Company’s Tier 2 Regulation A offering, resulting in late Blue Sky notice filings with all required states prior to the Company offering and selling securities in those states. As a result, the Company was subject to a number of inquiries, investigations, and subpoenas by the various states, incurring significant legal fees and fines, lost opportunity due to pausing its Regulation A campaign, in addition to the loss of a $20 million institutional investment. The Company is seeking the forfeit of all legal fees associated with this matter, the award of legal fees to bring this matter to action, and further legal and equitable relief as the Court deems just and proper. In response to the counterclaims filed by the Buchanan Legal Counsel on August 16, 2023, the Company has denied the allegations made therein, asserting that they lack merit and are either insufficiently supported or entirely untrue. The Company contends that any damages claimed by the defendants arise from their own negligence and failure to meet their contractual obligations. At this time, the Company cannot predict the eventual scope, duration, or outcome of the lawsuit.

Note 15 - Segment Reporting

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

	Three months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
Revenue by segment
Technology services	339,227	47,474	422,006	142,538
Rental business	-	11,548	-	82,762
Consolidated revenue	339,227	59,022	422,006	225,300
Segment cost of revenue
Technology services	(113,361)	(30,360)	(139,687)	(137,473)
Rental business	-	-	-	(12,045)
Consolidated segment cost of revenue	(113,361)	(30,360)	(139,687)	(149,518)
Consolidated segment gross margin	225,866	28,662	282,319	75,782
Segment operating expense
Technology services	(546,488)	(31,051)	(661,046)	(40,604)
Rental business	(64,430)	(27,447)	(193,324)	(226,079)
Consolidated segment operating expenses	(610,918)	(58,498)	(854,370)	(266,683)
Total consolidated segment operating loss	(385,052)	(29,836)	(572,051)	(190,901)
Segment other(expenses) income
Technology services	(34,168)	-	(52,554)	(1,005)
Rental business	-	(237)	(3,477)	(1,822)
Total consolidated segment operating loss	(419,220)	(30,073)	(628,082)	(193,728)
Corporate Expenses
Operating expenses	(1,304,568)	(699,003)	(3,552,021)	(2,090,352)
Other (expenses) income, net	(374,786)	(48,531)	(815,828)	5,296,016
	(1,679,354)	(747,534)	(4,367,849)	3,205,664
Total consolidated loss before income taxes	$(2,098,574)	$(777,607)	$(4,995,931)	$3,011,936

Note 16 - Subsequent Events

The Company has evaluated subsequent events as of the date of this report and has none to report, except as identified below.

In connection with acquisition of Be My Neighbor on September 8, 2024, the Company agreed to pay $1.5 million in cash as deferred consideration. A cash payment of $1.5 million was made on October 1, 2024, as part of the deferred consideration arrangement. See “Note 11 – Deferred Consideration” for further information.

On November 1, 2024, the Company filed a lawsuit against GYBL in the United States District Court for the Southern District of New York (the “Action”). In the Action, the Company has asserted two causes of action against GYBL: (1) rescission of the GEM Warrants pursuant to Section 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered securities dealer, and (2) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms in the GEM Agreement.

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

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to reAlpha Tech Corp. and its subsidiaries, as applicable.

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

Business Overview

We are a real estate technology company developing an end-to-end commission-free homebuying platform, which we have named reAlpha, previously called “Claire”. Utilizing the power of AI and an acquisition-led growth strategy, our goal is to offer a more affordable, streamlined experience for those on the journey to homeownership. reAlpha integrates AI-driven tools to offer tailored property recommendations, an intuitive visual interface, and included digital title and escrow services. The tagline: “No fees. Just keys. TM” reflects our dedication to eliminating traditional barriers and making homebuying more accessible and transparent.

reAlpha was announced on April 24, 2024, and it assists homebuyers with tasks such as mortgage pre-approval, booking tours, sending offer letters and completing property acquisitions. reAlpha also provides market insights, detailed property data, and uses large language models to answer queries and facilitate the homebuying process via a user-friendly, 24/7 web platform and IOS application. reAlpha’s capabilities are complemented and supported by reAlpha Realty, LLC, our in-house brokerage firm, on a no-obligation and commission free basis. Although reAlpha is currently only available for homebuyers in 20 counties in Florida, we intend to expand its capabilities nationwide by the end of 2026 depending on numerous factors, including, among other things, our ability to scale the platform, obtain additional data and successfully market the platform.

Due to current macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, our real estate acquisition operations have been halted. Instead, our current focus is being directed towards the continuous enhancement and refinement of reAlpha and our AI technologies for commercial use to generate technology-derived revenue. Further, as part of our growth strategy, we intend to continue identifying target companies that are complementary to our business, and we intend to generate revenue from integrating such acquisitions that we may complete from time to time into our business. To advance such strategy, during the second and third quarters of 2024 we announced the acquisitions of Naamche, Inc. and its Nepal counterpart entity Naamche, Inc. Pvt. Ltd. (collectively, “Naamche”), AiChat Pte. Ltd (“AiChat”), Hyperfast Title LLC (“Hyperfast”) and Debt Does Deals, LLC (d/b/a Be My Neighbor) (“Be My Neighbor”). These acquisitions have added revenue, additional potential sources of revenue, technology services, and additional capabilities to the reAlpha platform. For instance, following the acquisition of Be My Neighbor, we now have an in-house mortgage brokerage, which mortgage brokerage services are also directly offered through reAlpha. Be My Neighbor is licensed to operate in 27 U.S. states. Additionally, because of our acquisition of Hyperfast, we now can offer title, closing, and settlement services in 3 U.S. states. Following the integration of these companies into our business, consumers using reAlpha have access to these services directly in the platform, both through the web platform and IOS application.

We expect to continue seeking additional strategic acquisitions that we believe will add additional sources of potential revenue and services to homebuyers using reAlpha, including, but not limited to, home insurance, AI product companies, and real estate brokerages. Additionally, we have already acquired a mortgage brokerage and a title company, but we may consider further acquisitions in these verticals to add additional U.S. state licenses and potential revenue opportunities.

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

Our reportable segments consist of (i) technology services (formerly named “platform services”) and (ii) rental business. Our technology services segment offers and develops AI based products and services to customers in the real estate industry. We are actively developing four operating technologies that are in varying stages of development: GENA, reAlpha BRAIN, reAlpha App and our main AI-powered platform, reAlpha. Our rental business segment, to the extent we resume operations, focuses on purchasing properties for syndication, which process is powered by this segment’s technologies and products.

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

Our current technology services segment technologies include: (i) reAlpha, (ii) reAlpha BRAIN; (iii) reAlpha HUMINT, (iv) GENA, (v) reAlpha App and (vi) AiChat’s conversational platform.

myAlphie was a previously developed technology included in our technology services segment that was sold on May 17, 2023, and it stopped contributing to our revenues as of such date, except for the revenue generated for the ongoing technical support we are providing to the buyer of myAlphie, Turnit.

Our revenue model revolves around our mortgage services, title services and services offered by our subsidiaries, such as AiChat. As we begin to acquire more companies in the homebuying transactions vertical, including, but not limited to, insurance and others that are complementary to our business, we expect to generate revenues by offering such services. We also expect that our reAlpha platform will drive additional customers to these acquired companies through users interacting and buying homes on reAlpha, which will expand their overall potential customer base. To the extent we resume operations of our short-term rental operations, we expect to receive fee-based revenues from customers that would utilize the reAlpha App for participating and investing in our Syndications (as defined below).

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

Recent Developments

Acquisition of AiChat Pte. Ltd.

On July 12, 2024, we entered into a Business Acquisition and Financing Agreement (the “Acquisition Agreement”) with AiChat (as defined above), a company incorporated in the Republic of Singapore, AiChat10X Pte. Ltd., a Singaporean company (the “Seller”), and Kester Poh Kah Yong (the “Founder”). Under the Acquisition Agreement, we acquired 85% of the outstanding ordinary shares of AiChat, an AI-driven company specializing in conversational customer experience solutions, from the Seller. The remaining 15% of AiChat’s shares will be acquired on June 30, 2025 (the “Acquisition”).

In exchange for all of the ordinary shares of AiChat outstanding immediately prior to the execution of the Acquisition Agreement, and pursuant to the terms and subject to the conditions of the Acquisition Agreement, we agreed to pay the Seller an aggregate purchase price of $1,140,000, consisting of: (i) $312,000 in restricted shares of our common stock, based on a 10% discount to the 10 day volume weighted average price (the “VWAP Share Price”) of our common stock as reported on the Nasdaq Capital Market (“Nasdaq”) and issuable to the Seller no later than January 1, 2025 (the “First Tranche Shares”); (ii) $588,000 in restricted shares of our common stock, based on a 10% discount to the VWAP Share Price, subject to any Base Case Adjustment (as defined in the Acquisition Agreement), issuable to the Seller no later than April 1, 2025 (the “Second Tranche Shares”); and (iii) $240,000 in restricted shares of our common stock, calculated at a 5% discount to the VWAP Share Price, issuable to the Seller no later than December 1, 2025 (the “Third Tranche Shares,” and together with the First Tranche Shares and the Second Tranche Shares, the “Tranche Shares”). In addition, we agreed to subscribe for and purchase from AiChat: (i) 55,710 ordinary shares of AiChat as of the Acquisition’s closing date, for a subscription price of $60,000; and (ii) 222,841 ordinary shares of AiChat in accordance with a disbursement scheduled to be determined and agreed to by us, AiChat and the Founder, for a total subscription price of $240,000.

The Tranche Shares will be subject to a 90-day restrictive period (the “Restricted Period”) following issuance, during which the Seller cannot sell, transfer, or otherwise dispose of the shares or request their registration under the Securities Act. After the Restricted Period, the shares will be deposited into the Seller’s designated account and then transferred to the Founder based on his beneficial ownership in the Seller. In order to comply with Nasdaq Listing Rule 5635(a), the total Tranche Shares issued cannot exceed 19.99% of our outstanding common stock immediately before the Acquisition Agreement, which equated to 8,860,213 shares (the “Cap Amount”). Any shares issued in excess of this amount will be paid in cash to the Seller, as specified in the Acquisition Agreement.

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

Acquisition of Controlling Interest of Hyperfast Title LLC

On July 24, 2024, we entered into a Membership Interest Purchase Agreement (the “Hyperfast Purchase Agreement”) with David R. Breschi and Kristen Britton (the “Sellers”). Under this agreement, we acquired 85% of the outstanding membership interests in Hyperfast (as defined above), a Florida-based company specializing in real estate closings and title insurance (the “Hyperfast Acquisition”). The Hyperfast Purchase Agreement includes standard representations, warranties, and covenants typical for transactions of this nature.

In conjunction with the Hyperfast Acquisition, we, the Sellers, and Hyperfast signed an Amended and Restated Operating Agreement (as amended from time to time, the “Operating Agreement”). The Operating Agreement outlines several key provisions, including: annual license fees to be paid to the Sellers, contingent on their continued service with Hyperfast; annual management fees based on Hyperfast’s operating margin; a right of first refusal for each Hyperfast member to purchase the interests of any member wishing to sell; and various rights for us, as the managing member, to acquire the Sellers’ membership interests, and for the Sellers to sell their respective interests in Hyperfast, all in accordance with the terms specified in the Operating Agreement.

Streeterville Capital, LLC Note Purchase Agreement and Secured Promissory Note

On August 14, 2024, we entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (“Lender”) pursuant to which we issued and sold to the Lender a secured promissory note in the original principal amount of $5,455,000 (the “Note”). The Note carries an original issue discount of $435,000 and we agreed to pay $20,000 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, each of which were deducted from the proceeds of the Note received by us resulting in a purchase price received by us of $5,000,000. Interest under the Note accrues at a rate of 8% per annum, and the unpaid amount of the Note, and any interest, fees, charges and late fees are due 18 months following the date of issuance. The Note and Purchase Agreement include certain material terms, including the Lender’s ability to redeem a portion of the Note from time to time beginning seven months after issuance, events of default and penalties associated therewith, restrictive covenants on our ability to issue securities, subject to exceptions set forth therein, a “most favored nation” provision, among others. In connection with the Note and Purchase Agreement, we, Rhove, and subsequently Be My Neighbor, also entered into security agreements and intellectual security agreements in favor of the Lender, and our U.S. subsidiaries entered into a guaranty in favor of the Lender.

We also entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim agreed to serve as lead placement agent on a “reasonable best efforts basis” in connection with the sale of the Note and any additional notes (the “Placement”). Pursuant to the Placement Agency Agreement, we agreed to pay Maxim a cash fee equal to 3.75% of the gross proceeds received by us for the Note and any additional notes and to reimburse Maxim for its reasonable accountable expenses, including legal fees, up to an aggregate amount of $10,000. In addition, if within nine months of a closing of a sale of the Note or any additional notes, we complete any financing of equity or equity-linked capital-raising activity with, or receive proceeds from, any of the investors that were introduced to us by Maxim in connection with the Placement, then we will pay Maxim a cash fee of 3.75% of the proceeds received from such financing.

Acquisition of Debt Does Deals, LLC (d/b/a Be My Neighbor)

On September 8, 2024 (the “Closing Date”), we entered into a Membership Interest Purchase Agreement (the “BMN Acquisition Agreement”) with Be My Neighbor (as defined above), a Texas limited liability company, along with Christopher Bradley Griffith and Isabel Williams (collectively, the “BMN Sellers” and individually, a “BMN Seller”). Under this agreement, we acquired 100% of the outstanding membership interests in Be My Neighbor, a mortgage brokerage firm (the “BMN Acquisition”).

In exchange for all of the membership interests of Be My Neighbor outstanding immediately prior to the execution of the BMN Acquisition Agreement, and pursuant to the terms and subject to the conditions of the BMN Acquisition Agreement, we agreed to pay the BMN Sellers an aggregate purchase price of up to $6,000,000, subject to the adjustments described below to each of the Earn-Out Payments (as defined below) provided in the BMN Acquisition Agreement, consisting of: (i) $1,500,000 in cash paid on the Closing Date, with each BMN Seller receiving a cash amount in proportion to each of their membership interest percentage in Be My Neighbor; (ii) $1,500,000 in restricted shares of our common stock, or 1,146,837 shares of restricted common stock at a price of $1.31 per share, calculated based on the volume weighted average price of the common stock as reported on Nasdaq for the seven consecutive trading days ending on the trading day immediately prior to the Closing Date, to be issued within 90 days from the Closing Date and with each BMN Seller receiving an amount of shares of common stock in proportion to each of their membership interest percentage in Be My Neighbor (the “Buyer Shares”); and (iii) up to an aggregate of $3,000,000 in potential earn-out payments, payable in three tranches of up to $500,000, $1,000,000 and $1,500,000, respectively, in cash or restricted shares of common stock, at our sole discretion, each of which is calculated based on a formula set forth in the BMN Acquisition Agreement and subject to the achievement of certain financial metrics by Be My Neighbor for three successive measurement periods of 12 months, with the first measurement period ending 12 months after the Closing Date (collectively, the “Earn-Out Payments,” and each, an “Earn-Out Payment”). Specifically, each Earn-Out Payment will be payable in full if Be My Neighbor achieves certain revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) thresholds for each of the measurement periods, each of which is payable within 120 days of the end of a measurement period. If Be My Neighbor does not meet the revenue and EBITDA threshold in a measurement period, a pro-rated amount of the Earn-Out Payment for such measurement period will be paid to Be My Neighbor based on the actual revenue and EBITDA achieved and in accordance with the formula set forth in the BMN Acquisition Agreement. Further, if Be My Neighbor exceeds such revenue and EBITDA thresholds during any measurement period, the Earn-Out Payment for such measurement period will not be capped and will be increased accordingly based on the formula set forth in the BMN Acquisition Agreement.

The Buyer Shares and any Earn-Out Payment shares (collectively, the “Shares”) will be restricted for 180 days from issuance, during which time the BMN Sellers cannot sell, assign, or transfer them. To comply with Nasdaq Listing Rule 5635(a), the total Shares issued cannot exceed 19.99% of our outstanding common stock immediately before the BMN Acquisition, or 8,880,383 shares (the “Cap Amount”). If the Shares exceed this Cap Amount, we will compensate the BMN Sellers in cash for the excess, according to a formula in the BMN Acquisition Agreement.

Launch of reAlpha AI Labs and Investment in Xmore AI

On August 15, 2024, we announced the launch of reAlpha AI Labs (“AI Labs”), a research and development initiative to develop, partner with and potentially invest in artificial intelligence (“AI”) startups. We believe that this initiative will provide a platform for early-stage companies, enabling them to accelerate their development and growth. We expect that the products and technologies developed from the partnership and collaboration with such early-stage companies will be used to enhance reAlpha, our generative-AI powered, commission-free home buying platform. Additionally, we plan to partner with universities through AI Labs to further enhance its research and development capabilities.

Subsequent to its launch, on September 30, 2024, we announced that AI Labs invested in Xmore AI (“Xmore AI”), a company that provides AI-driven cybersecurity solutions that is developing a software that will consolidate multiple cybersecurity tools into one platform. The aggregate investment amount was $125,000, consisting of $100,000 in cash and $25,000 in the form of in-kind services, as determined by the parties. We believe that this investment in Xmore AI will enhance the cybersecurity capabilities of reAlpha, as well as provide Xmore AI additional funds to continue the development of its cybersecurity software, which will provide AI-driven cybersecurity solutions to enterprises in multiple industries.

Recent Legal Challenges to Sales Agents’ Commission Structure

Recent developments in the real estate industry have seen increased scrutiny and legal challenges related to the structure of real estate agent commissions. Legal actions and regulatory inquiries have been initiated to examine the fairness, transparency, and potential anticompetitive practices associated with the traditional commission model. Courts and regulatory bodies may be increasingly focused on ensuring transparency in commission structures, potentially leading to reforms that impact the earnings and business models of real estate professionals. Changes in legislation or legal precedents could impact the standard practices of commission-sharing between listing agents and buyer’s agents and may adversely affect our business model and revenues. On October 31, 2023, a federal jury in Missouri found that the National Associations of Realtors (the “NAR”) and certain companies conspired to artificially inflate brokerage commissions, which violates federal antitrust law. The judgment was appealed on October 31, 2023, while these and other plaintiffs have filed similar lawsuits against a number of other large real estate brokerage companies.

On or about March 15, 2024, NAR agreed to settle these lawsuits, by agreeing to pay $418 million over approximately four years, and changing certain of its rules surrounding agent commissions. This settlement resolves claims against NAR and nearly every NAR member; all state, territorial and local REALTOR® associations; all association-owned MLSs; and all brokerages with an NAR member as principal whose residential transaction volume in 2022 was $2 billion or below and is subject to court approval. Due to this litigation, and effective as of August 17, 2024, NAR has implemented a new rule that prohibits offers of compensation on MLS listings and requires written agreements between buyers and buyer’s agents.

Early indications suggest that these changes are already prompting shifts in industry practices as a result of the NAR lawsuit. For instance, discussions are underway regarding potential changes to rules established by local or state real estate boards or multiple listing services. These changes may necessitate adjustments in brokers’ business models, including alterations in agent and broker compensation structures, as well as requiring buyers to sign separate agreements to compensate their agents. We believe that we are well-positioned to take advantage of some of these potential industry changes. Given that reAlpha will serve as a zero-commission real estate buyer’s agent, we believe that buyers that have access to the platform will choose our platform over seeking agents to conduct their property search and acquisition to avoid paying additional buyer’s agents fees through these separate agreements. Additionally, we expect that our competitors will need to develop mechanisms and plans to enable buyers to negotiate commissions, which may add another layer of complexity into real estate transactions. We believe that reAlpha will remove such layer by offering all these services – including negotiations of fees through our AI negotiation helper – in one platform, while providing buyers with zero-commission fees on all homes purchased through the platform.

The NAR litigation and its ramifications, however, remain uncertain and could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.

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

Summary Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$339,227	$59,022	$422,006	$225,300
Cost of Revenue	(113,361)	(30,360)	(139,687)	(149,518)
Gross profit	$225,866	$28,662	$282,319	$75,782
Operating expense	(1,915,486)	(757,501)	(4,406,394)	(2,357,035)
Operating (loss) income	(1,689,620)	(728,839)	(4,124,075)	(2,281,253)
Other (expense) Income	(408,954)	(48,768)	(871,856)	5,293,189
Net (loss) income	(2,098,574)	(777,607)	(4,995,931)	3,011,936

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Revenue. Revenue was $339,227 during the three months ended September 30, 2024, an increase of $280,205, or 475%, from the comparable 2023 period, which was primarily driven by the growth and integration of recent acquisitions in our technology services segment. This technology service segment growth was mainly due to the performance of our AI conversational platform and mortgage brokerage services, which were recently acquired and integrated into our operations, and which generated $92,595 and $183,128, respectively, during the three months ended September 30, 2024. We have no revenue in our rental business segment. The decrease in revenue compared to the same period in 2023 was due to the sale of properties previously held for the segment’s operations, as a result of putting those operations on hold.

Cost of revenue. Cost of revenue was $113,361 for the three months ended September 30, 2024, an increase of $83,001, or 273%, from the comparable 2023 period. The increase was primarily due to the integration of the newly acquired businesses within the technology segment. A significant portion of this increase is attributed to the costs associated with the delivery of our loan brokerage services and AI conversational platform solutions that accounted for $60,145 and $34,967, respectively, for the three months ended September 30, 2024.

Operating Expenses. Operating expenses were $1,915,486 during the three months ended September 30, 2024, an increase of $1,157,985, or 153%, from the comparable 2023 period. The increase in operating expenses was primarily due to the integration of the newly acquired businesses within the technology segment. A significant portion of this increase is attributed to salaries of the new employees added as a result of our recent acquisitions of $507,501, marketing, advertising expenses related to our advertising campaign for the reAlpha platform of $212,386, and professional and legal services expenses of $210,670 incurred in connection with our recent acquisitions.

Other (Expenses) Income. Other expenses were $408,954 during the three months ended September 30, 2024, an increase of $360,186, or 739%, from the comparable 2023 period. This increase was primarily attributable to the amortization of the commitment fee of $125,000 incurred in connection with the equity facility we have in place with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”), pursuant to a Share Purchase Agreement between us and GEM, dated December 1, 2022 (the “GEM Agreement”), interest expense of $83,861, and original issue discount of $36,250 which was related to the Note (see “Recent Developments – Streeterville Capital, LLC Note Purchase Agreement and Secured Promissory Note” above for further information).

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Revenue. Revenue was $422,006 for the nine months ended September 30, 2024, an increase of $196,706, or 87%, from the comparable 2023 period. This growth was driven by the expansion and integration of recent acquisitions within our technology services segment, offset by a decline in revenues from the myAlphie platform following its sale and from the rental business following the sale of properties. The technology services segment’s growth was mainly driven by the contributions of our AI conversational platform and mortgage brokerage services, which generated $92,595 and $183,128, respectively. There was no revenue recorded in our rental business segment during the nine months ended September 30, 2024, which was due to the sale of properties previously held for the segment’s operations as a result of putting those operations on hold.

Cost of revenue. Cost of revenue was $139,687 for the nine months ended September 30, 2024, a decrease of $9,831, or 7%, from the comparable 2023 period. A significant portion of the cost of revenue consists of the costs associated with the integration of newly acquired businesses within the technology segment, including expenses for the loan brokerage services and AI conversational platform solutions, which amounted to $60,145 and $34,967, respectively. This increase was partially offset by significant reductions in expenses related to the sale of the myAlphie platform and properties, which lowered related costs.

Operating expenses. Operating expenses were $4,406,394 for the nine months ended September 30, 2024, an increase of $2,049,359, or 87%, from the comparable 2023 period. This increase was due to the integration of newly acquired businesses within the technology segment. A significant portion of this increase is attributed to salary expenses, including $920,144 for new employees and additional expenses from the salary adjustments for executive officers, marketing and advertising expenses of $273,458 for the reAlpha platform campaign, and $340,889 in professional and legal services associated with these acquisitions.

Other (Expense) Income. Other expenses were $871,856 for the nine months ended September 30, 2024, a decrease of $6,165,045, or 707%, from the comparable 2023 period. This decrease was largely due to a one-time gain of $5,502,774 from the sale of the myAlphie platform during the nine months ended September 30, 2023. Additionally, increases in amortization of the commitment fee of $375,000 incurred in connection with the equity facility we have in place with GEM, interest expenses of $95,473 and an original issue discount of $36,250 related to the Note contributed to our other expenses. These increases were partially offset by a decrease in mortgage interest following the sale of our previously held properties.

Segment Results of Operations

 The following is an analysis of our results by reportable segment for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023. For further information regarding our reportable business segments, refer to our unaudited condensed financial statements and related notes included elsewhere in this report.

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2024	2023	Change	2024	2023	Change
Revenue
Technology Services	$339,227	$47,474	615%	$422,006	$142,538	196%
Rental Business	-	11,548	(100)%	-	82,762	(100)%
Total	339,227	59,022		422,006	225,300
Cost of Revenue
Technology Services	(113,361)	(30,360)	273%	(139,687)	(137,473)	2%
Rental Business	-	-	0%	-	(12,045)	(100)%
Total	(113,361)	(30,360)		(139,687)	(149,518)
Operating (Loss) Income
Technology Services	(546,488)	(31,051)	1660%	(661,046)	(40,604)	1528%
Rental Business	(64,430)	(27,447)	135%	(193,324)	(226,079)	(14)%
Total	$(610,918)	$(58,498)		$(854,370)	$(266,683)

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Technology Services

Revenue. Revenue was $339,227 during the three months ended September 30, 2024, an increase of $291,753, or 615%, from the comparable 2023 period. This increase was primarily driven by revenue generated through the AiChat’s conversational platform solutions, the reAlpha platform and our real estate offerings, including mortgage brokerage and title services, as a result of the integration of our recently acquired businesses. The integration of these services into reAlpha has provided additional sources of potential revenue to this segment.

Cost of revenue. Cost of revenue was $113,361 during the three months ended September 30, 2024, an increase of $83,001, or 273%, from the comparable 2023 period. Cost of revenue primarily consists of the direct expenses associated with the delivery of our loan brokerage services and technology solutions. This includes compensation-related expenses for roles directly supporting loan origination and customer interactions, along with other direct costs necessary for fulfilling service transactions.

Operating Loss. Operating loss was $546,488 during the three months ended September 30, 2024, an increase of $515,437, or 1,660%, from the comparable 2023 period. This increase was primarily due to higher salaries for employees from acquired companies and an increase in marketing and advertising expenses associated with the marketing campaign for reAlpha platform.

Rental Business

Revenue. Revenue was $0 during the three months ended September 30, 2024, compared to $11,548 for the comparable 2023 period. Because we sold our properties as a result of putting our short-term rental operations on hold, we do not expect to generate revenue within this segment until, and if, we resume operations in this segment.

Operating Loss. Operating loss was $64,430 during the three months ended September 30, 2024, compared to $27,447 for the comparable 2023 period. This increase in operating loss is primarily due to amortization expenses associated with acquired intangible within this segment. Although we are no longer generating revenue in this segment as a result of putting these operations on hold, we are still incurring costs related to the amortization and related expenses resulting from the sale of our previously held properties.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Technology Services

Revenue. Revenue was $422,006 for the nine months ended September 30, 2024, an increase of $279,468, or 196%, from the comparable 2023 period. This increase was driven by revenue from AiChat’s conversational platform solutions, reAlpha platform and real estate offerings, including mortgage brokerage and title services, following the integration of our recently acquired businesses. This increase in revenue was slightly offset by a decrease in revenue from the myAlphie platform following its sale during the nine months ended September 30, 2023.

Cost of revenue. Cost of revenue was $139,687 for the nine months ended September 30, 2024, an increase of $2,214 or 2%, from the comparable 2023 period. Cost of revenue primarily consists of the direct expenses associated with the delivery of our loan brokerage services and technology solutions, including compensation-related expenses for roles supporting loan origination and customer interactions, and other direct costs necessary for fulfilling service transactions. This increase was partially offset by significant reductions in expenses related to the sale of the myAlphie platform, which lowered costs related to such platform.

Operating Loss. Operating loss was $661,046, during the nine months ended September 30, 2024, an increase of $620,442, or 1,528%, from the comparable 2023 period. This increase was primarily due to higher salaries for employees from acquired companies, an increase in marketing and advertising expenses associated with the marketing campaign for reAlpha platform and professional fees related to our recent acquisitions, which reflect the necessary investments to support and integrate these new operations.

Rental Business

Revenue. Revenue was $0 during the nine months ended September 30, 2024, compared to $82,762 for the comparable 2023 period. Because we sold our properties as a result of putting our short-term rental operations on hold, we do not expect to generate revenue within this segment until, and if, we resume operations in this segment.

Operating Loss. Operating loss was $193,324 during the nine months ended September 30, 2024, compared to $226,079 for the comparable 2023 period. Although we are no longer generating revenue in this segment as a result of putting these operations on hold, we are still incurring costs related to the amortization and related expenses resulting from the sale of our previously held properties. Additionally, expenses related to property management and maintenance, which were present in the previous reporting period, also contributed to the overall decline.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP (“GAAP”), we believe “Adjusted EBITDA” and “Net income per share,” both “non-GAAP financial measures,” as such term is defined under the rules of the SEC, are useful in evaluating our operating performance. We use Adjusted EBITDA and Net income per share to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures may be helpful to investors because it provides consistency and comparability with past financial performance. However, these non-GAAP financial measures are presented for supplemental informational purposes only, have limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

We reconcile our non-GAAP financial measure of Adjusted EBITDA to our net income, adjusted to exclude interest expense, depreciation and amortization and certain charges or gains resulting from non-recurring events.

We reconcile our non-GAAP financial measure of Net income per share to our net income, adjusted to exclude provision for depreciation and amortization of certain intangible assets, share-based compensation and certain charges or gains resulting from non-recurring events.

The following tables provide a reconciliation of net income to Adjusted EBITDA and Net income per share, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (Loss) Income	$(2,098,574)	$(777,607)	$(4,995,931)	$3,011,936
Adjusted to exclude the following
Depreciation and amortization	163,439	14,628	304,222	85,874
Gain on sale of myAlphie	-	-	-	(5,502,774)
Interest expense	119,881	31,279	131,723	122,470
Share-based compensation (1)	113,037	-	207,454	356
GEM commitment fee (2)	125,000	-	375,000	-
Acquisition related expense (3)	178,678	-	363,426	103,519
Gain on previously held equity (4)	108,382	-	(20,663)	-
Original issue discount	36,250	-	36,250	-
Adjusted EBITDA	$(1,253,907)	$(731,700)	$(3,598,519)	$(2,178,619)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (Loss) Income	$(2,098,574)	$(777,607)	$(4,995,931)	$3,011,936
Adjusted to exclude the following
Amortization of intangible assets	126,056	-	254,917	71,245
Gain on sale of myAlphie	-	-	-	(5,502,774)
Share-based compensation (1)	113,037	-	207,454	356
GEM commitment fee (2)	125,000	-	375,000	-
Acquisition related expense (3)	178,678	-	363,426	103,519
Gain on previously held equity (4)	108,382	-	(20,663)	-
Net income used to compute net income per share, diluted	$(1,447,420)	$(777,607)	$(3,815,797)	$(2,315,718)
Weighted-average shares used to compute net income (loss) per share, diluted	45,135,287	42,522,091	44,496,055	42,054,625
Net income per share, diluted	(0.03)	(0.02)	(0.09)	(0.06)

(1)	Compensation provided to employees and board members and for services through share-based awards, which is recognized as a non-cash expense.

(2)	This pertains to the commitment fee of $1 million incurred in connection with the equity facility we have in place with GEM.

(3)	Expenses related to acquisitions, including professional and legal fees, which are excluded from GAAP financial measures to provide a clearer view of ongoing operational performance.

(4)	Represents the gain from the fair value measurement of previously held equity interests, which is recognized as a non-operational item and treated as a non-GAAP measure.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt services, acquisitions, contractual obligations and other commitments. Our liquidity and capital resources are critical to our ability to execute our business plan and achieve our strategic objectives. Accordingly, to the extent that collections from our short-term rentals, if any, and technologies cannot fund our operations, we intend to utilize equity or debt offerings to raise these funds, although volatility in the capital markets may negatively affect our ability to do so. The cost of capital and historically high-interest rates can also have a direct impact on our ability to raise capital through debt or equity offerings or to pursue acquisitions. Economic environments yielding higher interest rates with more stringent debt terms such as today’s market environment require larger equity commitments. This means that, as larger equity commitments are required, we will have less leverage and may have fewer acquisitions overall. We cannot provide any assurance that we will be able to raise additional funds on acceptable terms, if at all. Our ability to raise additional capital will depend on various factors, including market conditions, investor demand, and our financial performance.

We had cash and cash equivalents of approximately $7.0 million as of September 30, 2024 and approximately $6.4 million as of December 31, 2023. Based on our estimates, we believe we do not have sufficient working capital to meet our financial needs for the 12-month period following September 30, 2024. While we anticipate continued operating losses in the near future, we are confident in our strategy to continue investing in the commercialization of our products and technologies and our ability to continue operations. Additionally, we are contemplating to raise capital through an offering of our securities, and we expect that, to the extent such offering is consummated, we will not need additional capital for a period beyond the 12-month period following the offering consummation.

We may also receive proceeds from the cash exercises of the warrants issued in connection with the GEM Agreement (the “GEM Warrants”) and the warrants issued in connection with our public offering from November 2023 (the “Follow-On Warrants,” and together with the GEM Warrants, the “Warrants”). We believe the likelihood that any Warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. We believe that if the trading price for our common stock is less than $371.90 per share, in the case of the GEM Warrants, or $5.00 per share in the case of the Follow-On Warrants, it is unlikely that the holders of the Warrants will exercise them. While current conditions influencing the exercise of the Warrants make such exercise unlikely, further adjustments to their exercise price may make the Warrants more attractive for investors to exercise. Due to an ongoing dispute with GYBL regarding the GEM Warrants, pursuant to which we have claimed that the GEM Warrants are void and subject to rescission under Section 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), there is uncertainty about the enforceability of the GEM Warrants and its terms (see “Note 16 – Subsequent Events” for further information). If the dispute is not resolved through negotiations and the lawsuit is adversely determined against us, we may be required to adjust the GEM Warrants’ exercise price downward significantly, and we may incur penalties under the GEM Agreement and/or other litigation expenses related to the dispute, which could materially adversely impact our financial statements, cash flows and results of operations. See “Note 16 – Subsequent Events” for further information. Further, the Follow-On Warrants contain “full ratchet” anti-dilution provisions that provide for a downward adjustment to its exercise price, subject to a floor price of $1.44 per share, as a result of subsequent offerings, and the share amount issuable pursuant to such warrants would increase such that the aggregate exercise price payable thereunder would equal the aggregate exercise price prior to such adjustment. Our analysis is based on the reported closing price of our common stock as November 11, 2024, which was $1.00 per share.

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

Contractual Commitments and Obligations

On August 14, 2024, we entered into the Purchase Agreement with the Lender (each as defined above) to issue and sell a secured promissory note worth $5,455,000 (see “Recent Developments – Streeterville Capital, LLC Note Purchase Agreement and Secured Promissory Note” for further information). As of September 30, 2024, we have incurred $435,000 original issue discount expenses related to the Note. Further, in accordance with the Note and related Purchase Agreement, beginning seven months after issuance, the Lender may redeem up to $545,000 of the Note per month, which amount will be due and payable in cash within three trading days of our receipt of a redemption notice from the Lender.

The redemption feature of the Note may require us to make redemption payments at the request of the Lender, which redemptions may have a material adverse effect on our cash flows, results of operations and ability to pay our debts as they come due, and we may not have the required funds to pay such redemptions, which could result in an event of default under the Note. The Note and related Purchase Agreement also contain restrictive covenants on our ability to issue securities, which may further impact our ability to raise capital to meet our redemption payments or other obligations and expenses as they are due.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Nine-month period
Particulars	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(3,806,090)	$(2,825,315)
Net cash (used in) provided by investing activities	$(368,269)	$400,330
Net cash provided by financing activities	$4,794,866	$105,083

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $3,806,090, compared to $2,825,315 for the same period in 2023. The increase is primarily due to higher operating expenses, including salaries of $974,004 and professional and legal fees of $340,889, most of which were acquisition-related costs.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $368,269, whereas for the same period in 2023, net cash provided by investing activities was $400,330. This change in cash flows from investing activities is mainly attributable to increased capitalization of software development costs during the nine months ended September 30, 2024.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $4,794,866, compared to $105,083 for the same period in 2023. This increase was primarily in connection with the issuance of the Note (as defined above). In contrast, during the nine months period ended September 30, 2023, proceeds from common stock issuances in connection with our Regulation A offering contributed to financing activities, which issuances were not present in 2024.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Interim Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer (principal executive officer) and our Interim Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (principal executive officer) and our Interim Chief Financial Officer (principal accounting and financial officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since those disclosed in Part I, Item 1A. Risk Factors of our Form 10-KT, except as identified below.

Our lawsuit against GYBL may be costly, time consuming and, if adversely determined against us, could result in a significant downward adjustment of the GEM Warrants’ exercise price, and potentially other penalties and expenses, which could have a material adverse effect on our financial position and business operations.

On November 1, 2024, we filed a lawsuit against GYBL (as defined above) in the United States District Court for the Southern District of New York, in which we are claiming that GYBL operated as an unregistered broker dealer under the Exchange Act, and pursuant to which we are seeking to void the GEM Warrants, or, in the alternative, a declaratory judgment determining that the GEM Warrants’ terms govern the exercise price adjustment calculation thereof, rather than the related GEM Agreement’s terms. An adverse ruling against us in this lawsuit could lead to a significant downward adjustment to the current exercise price of the GEM Warrants, additional expenses incurred related to the lawsuit during the ongoing dispute, including, but not limited to, attorney’s fees, and any other remedies the court may deem just.

Further, this lawsuit may be expensive, may divert management’s time away from our operations, and may affect the availability and premiums of our liability insurance coverage, regardless of whether our claims are meritorious, or ultimately lead to a judgment against us. We cannot assure you that we will be able to be successful in this lawsuit against GYBL or resolve any current or future litigation matters, in which case those litigation matters, including the lawsuit against GYBL, could have a material and adverse effect on our business, financial condition, operating results and cash flows.

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

Pursuant to the Purchase Agreement, in connection with the issuance of the Note to the Lender, we agreed to be subject to certain restrictions on our ability to issue securities until all of our obligations under the Note, Purchase Agreement and all other related agreements are paid and performed in full. Specifically, we agreed, among other things, to (i) not make any Restricted Issuances (as defined in the Purchase Agreement) without the Lender’s prior written consent, which consent may be granted or withheld in the Lender’s sole and absolute discretion, unless the proceeds therefrom are used to repay the Note in full; (ii) not grant any lien, security interest or encumbrance, subject to certain exceptions, on any of our or our subsidiaries’ assets, in each case without the Lender’s prior written consent, which consent may be granted or withheld in the Lender’s sole discretion; and (iii) not enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits us, other than such lock ups, restrictions or prohibitions with a term of no more than 75 days in connection with one transaction, or series of transactions, per any 12 month period: (a) from entering into a variable rate transaction with the Lender or any of the Lender’s affiliates, or (b) from issuing securities to the Lender or any of the Lender’s affiliates. Such restrictions could materially adversely affect our ability to consummate future financings. Under the terms of the Purchase Agreement, if we breach or allegedly breach such restrictions, we will be obligated to indemnify the Lender and all its officers, directors, employees, attorneys, and agents for loss or damage arising as a result of or related to such breach or alleged breach, which could have a material adverse effect on our business, results of operations, and financial condition.

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

We have acquired Rhove, Naamche, AiChat, Hyperfast and Be My Neighbor, and may acquire more businesses and/or technologies, as we continue to evaluate potential acquisitions. We may also not successfully evaluate or utilize acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. And, in the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms or at all. Any of the foregoing factors, including if we fail to evaluate and execute acquisitions successfully, can materially adversely affect our business, results of operations and financial condition.

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

We may also expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. We may also incur significant transaction and acquisition-related costs in connection with company acquisitions and such expenditures may create significant liquidity and cash flow risks for us. For instance, we may incur significant, nonrecurring, and recurring costs associated with potential related company acquisition(s), including costs associated with the continued integration of the businesses, unanticipated liabilities that we assume as a result of acquiring companies and other expenses.

While we have assumed that this level of expense will be incurred, there are factors beyond our control that could affect the total amount, including other integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent any acquisition and integration expenses are higher than anticipated and we do not have sufficient cash, or if we default on any assumed liabilities as a result of an acquisition, then we may experience liquidity or cash flow issues that may materially adversely affect our financial condition and results of operations.

The use of new and evolving technologies, such as artificial intelligence, in our operations may require us to expend material resources for compliance and may present risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, any of which may result in reputational harm and liability, or otherwise adversely affect our business.

Integrating AI into our operations presents risks and challenges that could affect its adoption, and therefore our business. There are significant risks involved in utilizing AI and no assurance can be provided that the usage of AI will enhance our business or assist our business in becoming more efficient or profitable. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement and misappropriation. Other known risks of AI currently include inaccuracy, bias, toxicity, data privacy and cybersecurity issues, and data provenance disputes. In addition, AI may have errors or inadequacies that are not easily detectable. AI may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact our business. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected. Additionally, we expect to see increasing government and supranational regulation and ethical concerns related to AI use which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act — the world’s first comprehensive AI law — entered into force on August 1, 2024 and, with some exceptions, will become fully applicable 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for certain ethical principles in their design, development and use of these systems. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our technology and products to help ensure that AI is implemented in accordance with applicable laws and regulations and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The legal landscape and subsequent legal protection for the use of AI remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to use the data on which AI relies or to the outputs produced by AI applications, we may incur liability through the violation of certain laws, third-party privacy or other rights or contracts to which we are a party. Our use of AI applications may also, in the future, result in cybersecurity incidents that implicate the personal data of customers or patients. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

Third-party vendors and our subsidiaries may also incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to intellectual property, privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Aspects of our business are subject to privacy, data use and data security regulations, which may impact the way we use data to target customers, and the increasing regulatory focus on cybersecurity and privacy issues and expanding laws could affect our business model and expose us to increased liability.

Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our manufacturing capabilities to current, past or prospective customers. In many jurisdictions consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the U.S., Europe and elsewhere, including the General Data Protection Regulation (“GDPR”) in the European Union (“EU”), which became effective May 25, 2018, and the California Consumer Privacy Act of 2018 (“CCPA”). The GDPR and other European laws regarding privacy and data protection regulate the transfer of personal data from Europe, including the European Economic Area (“EEA”) the UK, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses (“SCCs”). We have undertaken certain efforts to conform transfers of personal data from the European Economic Area (“EEA”) to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the EU (“CJEU”) on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. Similarly, the CCPA was enacted on June 28, 2018 and became effective on January 1, 2020, and it creates new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In addition, the CCPA broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which amends and expands CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. Additional countries and states, including Nevada, Virginia, Colorado, Utah, and Connecticut, have also passed comprehensive privacy laws with additional obligations and requirements on businesses. These laws and regulations are increasing in severity, complexity and number, change frequently, and increasingly conflict among the various jurisdictions in which we operate, which has resulted in greater compliance risk and cost for us. In addition, we are also subject to the possibility of security breaches and other incidents, which themselves may result in a violation of these laws.

Additionally, we recently acquired companies that provide mortgage brokerage services, title services and others. Our mortgage brokerage subsidiary is subject to the privacy regulations of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), along with its implementing regulations, which restricts certain collection, transfer, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices, provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information and imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, on March 1, 2017, new cybersecurity rules took effect for financial institutions, insurers and certain other companies, like our mortgage subsidiaries, supervised by the NY Department of Financial Services (the “NY DFS Cybersecurity Regulation”). The NY DFS Cybersecurity Regulation imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. We also have contractual obligations to protect confidential and personally identifiable information we obtain from third parties. These obligations generally require them, in accordance with applicable laws, to protect such information to the same extent that they protect their own such information.

The impact of these continuously evolving laws and regulations could have a material adverse effect on the way we use data to digitally market and pursue our customers, as well as in our business, financial condition and results of operations.

As a result of the acquisition of Be My Neighbor, we are subject to additional laws and regulations that monitor the loan origination and servicing sectors, and rules issued by the CFPB may increase our regulatory compliance burden and associated costs.

Our mortgage brokerage subsidiary is subject to the regulatory, supervisory and examination authority of the Consumer Financial Protection Bureau (“CFPB”), which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability to repay and “qualified mortgage” standards and other origination standards and practices.

The CFPB’s examinations have increased, and will likely continue to increase, our mortgage business’ administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our mortgage business’s ability to comply with the new rules by their effective dates, could be detrimental to their business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected. The CFPB also has broad enforcement powers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines has violated the laws and regulations it enforces.

Additionally, antidiscrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act (“ECOA”), prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin, among others. Various federal regulatory agencies and departments, including the U.S. Department of Justice and the CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals). These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. Regulatory agencies and private plaintiffs are expected to apply the “disparate impact” theory to both the Fair Housing Act and ECOA in the context of mortgage lending and servicing, among others. To the extent that the “disparate impact” theory continues to apply, it may significantly increase our administrative burdens, compliance requirements and potential liability for failures to comply.

Our mortgage business’s failure to comply with the federal consumer protection laws, rules and regulations to which they are subject, whether actual or alleged, could expose them to enforcement actions or potential litigation liabilities. Moreover, if the CFPB or other regulatory authorities adopt new rules governing the use of AI in mortgage underwriting or loan approval processes, we may face additional compliance obligations and potential enforcement risks. Our inability to adapt to these regulatory changes in a timely and efficient manner could result in an adverse effect to our business, financial condition and results of operations in our technology services segment.

We are subject to domestic and international governmental export and import controls that may impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws or if we do not secure or maintain the required export authorizations.

In many cases, our products and services are or may in the future be subject to U.S. export control laws and regulations and subject to trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). We are also subject to export control and trade sanctions laws and regulations in the EU, Singapore and other jurisdictions in which we and our subsidiaries may operate. As such, an export license may be required to export or re-export our technology and services to certain countries or end-users, or for certain end-uses, especially AI technologies, such as those involving sensitive customer data or proprietary algorithms. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws or regulations in other jurisdictions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Compliance with applicable regulatory requirements regarding the export of our services, including new releases and/or the performance of services, may create delays in the introduction of our services in non-U.S. markets, prevent our customers with non-U.S. operations from deploying these services throughout their global systems or, in some cases, prevent the export of the services to some countries altogether.

Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming, and may result in the delay or loss of sales opportunities. In addition, compliance with the directives of the Directorate of Defense Trade Controls (“DDTC”) may result in substantial expenses and diversion of management attention. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects. Further, U.S. export control laws and economic sanctions as well as similar laws and regulations in other jurisdictions prohibit the export of offerings to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. We may in the future fail to secure or maintain at all times all required export authorizations, which could have negative consequences on our business, including reputational harm, government investigations and civil and criminal penalties. Additionally, monitoring and ensuring compliance with these complex export control laws, regulations and sanctions may be particularly challenging as we expand internationally and our offerings are distributed in non-U.S. countries. Any failure by us, our subsidiaries or our partners to comply with all relevant export laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

Any change in domestic or international export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing export, import, or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import, or sanctions laws or regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell access to our platform to, existing or potential end-customers with international operations. Any decreased use of our platform or limitation on our ability to export to or sell access to our platform in international markets would adversely affect our business, financial condition, and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Number	Document

2.1**#

Business Acquisition and Financing Agreement, dated as of July 12, 2024, among reAlpha Tech Corp., AiChat Pte. Ltd., AiChat10X Pte. Ltd. and Kester Poh Kah Yong (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 15, 2024).

2.2**#	Membership Interest Purchase Agreement, dated as of September 8, 2024, among reAlpha Tech Corp., Debt Does Deals, LLC (d/b/a Be My Neighbor), Christopher B. Griffith and Isabel Williams (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on September 9, 2024).

3.1**	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2**	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

4.1**	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2**	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3**	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4**	Secured Promissory Note, dated as of August 14, 2024 (previously filed as Exhibit 4.4 of Form 10-Q filed with the SEC on August 14, 2024).

10.1**

Note Purchase Agreement, dated as of August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.1 of Form 10-Q filed with the SEC on August 14, 2024).

10.2**	Security Agreement, dated August 14, 2024, by and between Roost Enterprises, Inc. and Streeterville Capital, LLC (previously filed as Exhibit 10.2 of Form 10-Q filed with the SEC on August 14, 2024).

10.3**	Security Agreement, dated August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.3 of Form 10-Q filed with the SEC on August 14, 2024).

10.4**#

Intellectual Property Security Agreement, dated August 14, 2024, by and between Roost Enterprises, Inc. and Streeterville Capital, LLC (previously filed as Exhibit 10.4 of Form 10-Q filed with the SEC on August 14, 2024).

10.5**#

Intellectual Property Security Agreement, dated August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.5 of Form 10-Q filed with the SEC on August 14, 2024).

10.6**

Guaranty, dated as of August 14, 2024, by Roost Enterprises, Inc., reAlpha Acquisitions, LLC, reAlpha Acquisitions Churchill, LLC, reAlpha Realty, LLC, Rhove Real Estate 1, LLC and Naamche Inc. for the benefit of Streeterville Capital, LLC (previously filed as Exhibit 10.6 of Form 10-Q filed with the SEC on August 14, 2024).

10.7**	Placement Agency Agreement, dated as of August 14, 2024, by and between reAlpha Tech Corp. and Maxim Group LLC (previously filed as Exhibit 10.7 of Form 10-Q filed with the SEC on August 14, 2024).

10.8**+	Employment Agreement of Rakesh Prasad, effective as of January 16, 2023 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on October 11, 2024).

10.9**+	Amendment to Employment Agreement of Rakesh Prasad, effective as of October 11, 2024 (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on October 11, 2024).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1***	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.
***	Furnished herewith.
#

Certain schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: November 12, 2024	By:	/s/ Giri Devanur
Giri Devanur
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Rakesh Prasad
Rakesh Prasad
Interim Chief Financial Officer (Principal Financial and Accounting Officer)