Form 10-K
period 2024-12-31
reAlpha Tech Corp.
filed 2025-04-02
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-41839

reAlpha Tech Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-3425507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6515 Longshore Loop, Suite 100

Dublin, Ohio 43017

(Address of principal executive offices)

(Zip Code)

(707) 732-5742

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIRE	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,894,730 based upon the closing price reported for such date on the Nasdaq Capital Market.

As of March 24, 2025, the registrant had 46,230,930 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REALPHA TECH CORP.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Annual Report on Form 10-K, or this “report,” contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	Our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;

●	Our ability to raise capital and to continue as a going concern;

●	We are employing a business model with a limited track record, which makes our business difficult to evaluate;

●	Our technology that is currently being developed may not yield expected results or be delivered on time;

●	Failure to integrate any acquisitions successfully;

●	We intend to utilize a significant amount of indebtedness and raise capital through public offerings for the operation of our business;

●	The implementation of artificial intelligence (“AI”) into our technologies may prove to be more difficult than anticipated;

●	The real estate and real estate technology industries in which we participate are highly competitive, and we may be unable to compete successfully with our current and/or future competitors;

●	Our business depends significantly on the health of the U.S. residential real estate industry and changes in general economic conditions;

●	Our ability to retain our executive officers and other key personnel;

●	If we fail to attract or retain customers and users of our technologies, or if we fail to provide high-quality real estate industry solutions, our business, results of operations, and financial condition would be materially adversely affected; and

●	The laws and regulations regarding privacy, data protection, consumer protection, and other matters are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm to our business.

Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Item 1 – Business,” “Item 1A – Risk Factors,” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a real estate technology company developing an end-to-end commission-free homebuying platform, which we have named reAlpha (hereinafter referred to as the “reAlpha platform”). Our goal is to offer through our AI-powered platform a more affordable, streamlined experience for those on the journey to homeownership. The reAlpha platform integrates AI-driven tools to offer, among others, tailored property recommendations, an intuitive visual interface, mortgage brokering, digital title and escrow services within the platform. Our tagline: “No fees. Just keys. TM” reflects our mission to eliminate traditional barriers to home ownership and make it more accessible and transparent.

The reAlpha platform assists homebuyers with tasks such as mortgage pre-approval, booking tours, sending offer letters and completing property acquisitions. The reAlpha platform also provides market insights, detailed property data, and uses large language models to answer queries and facilitate the homebuying process via a user-friendly, 24/7 web platform and iOS application. The reAlpha platform’s capabilities are complemented and supported by licensed real estate agents with reAlpha Realty, LLC, our in-house brokerage firm, on a no-obligation and commission-free basis. Although the reAlpha platform is currently only available for homebuyers in 20 counties in Florida, we intend to expand its capabilities nationwide by the end of 2026 depending on numerous factors, including, among other things, our ability to acquire and maintain real estate and mortgage licenses in all 50 U.S. states and the District of Columbia, obtain additional MLS data, create and run successful marketing campaigns nationwide to gain brand recognition and increase our geographical reach and build a scalable technology infrastructure.

Our Business Model and AI Technologies

We are continuously working to commercialize, enhance and refine our AI technologies and the reAlpha platform to continue generating technology-derived revenue. Further, as part of our growth strategy, we intend to continue identifying and acquiring companies that are complementary to our business, and we intend to generate revenue from integrating such acquired companies and their capabilities into our business and our reAlpha platform. To advance such strategy, during 2024 we announced the acquisitions of Naamche, Inc. and its Nepal counterpart entity Naamche, Inc. Pvt. Ltd. (collectively, “Naamche”), AiChat Pte. Ltd (“AiChat”), Hyperfast Title LLC (“Hyperfast”) and Debt Does Deals, LLC (d/b/a Be My Neighbor) (“Be My Neighbor”), and, since the beginning of 2025, GTG Financial, Inc. (“GTG Financial”). These acquisitions have added revenue, additional potential sources of revenue, technology services under our umbrella of product offerings, and, as further described below, additional operational and service-related capabilities to the reAlpha platform.

For instance, as a result of the acquisition of Be My Neighbor and GTG Financial, our in-house mortgage brokerage that operates through the reAlpha platform is now licensed to operate, in 30 U.S. states. Additionally, because of our acquisition of Hyperfast, we now can offer title, closing and settlement services in 3 U.S. states. As a result of these acquisitions, consumers using the reAlpha platform have access to these services directly in the platform, both through the web platform and iOS application. We expect to continue seeking additional strategic acquisitions that we believe will add additional sources of potential revenue and services to homebuyers using the reAlpha platform, including, but not limited to, home-showing companies, wholesale mortgage lenders, companies providing services for post-closing services (such as utility hookups, among others) and real estate brokerages. Additionally, although we have already acquired two mortgage brokerage firms and a title company, we may consider further acquisitions of companies providing such services to increase the number of U.S. states we are licensed to operate in and the potential revenue opportunities associated with expanding our geographical markets and reach of the reAlpha platform.

Before shifting our focus towards the development of our AI technologies and the reAlpha platform, our operational model was asset-heavy and built on utilizing our proprietary AI-powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the property’s performance as a short-term rental. In the first quarter of 2024, we decided to halt these operations due to macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, which conditions persisted throughout the fiscal year 2024. This led us to sell our last real property asset for such operations, and to recognize the impairment of goodwill and intangible assets under the rental business segment. As a result, in the first quarter of 2025, our board of directors approved to discontinue our short-term rental business operations entirely. The discontinuation of our rental business segment operations meets the criteria to be reported as discontinued operations (see “Note 16 – Discontinued Operations” for more information).

Business Segment

The technology services segment is currently our only reportable segment following the approval by our board of directors to discontinue our rental business segment operations (see “Note 16 – Discontinued Operations” and “Note 17 – Segment Reporting” for more information). Our technology services segment offers and develops AI-based products and services to customers in various industries, including, but not limited to, real estate, retail, hospitality and education industries. Our technology development efforts are currently focused on the development and enhancement of the reAlpha platform.

Technology Services

We seek to differentiate ourselves from competitors primarily through the integration of AI into our technologies for the real estate industry. We expect that our technology services segment will benefit from the current growth of the AI industry, and we believe that we are well-positioned to take advantage of these current trends due to our early adoption of AI for the development of our technologies.

Our revenue model revolves around our mortgage services, title services and related homebuying services through the reAlpha platform, which is currently under limited availability, and services offered by our subsidiaries, such as AiChat, Naamche, Be My Neighbor, Hyperfast and GTG Financial. In order to expand the availability of the reAlpha platform, and services provided thereunder, nationwide, we will need to obtain the relevant real estate and mortgage licenses in the U.S. states we are not yet licensed in, and, until we obtain such licenses, the reAlpha platform will remain under limited availability for homebuyers in 20 counties in Florida. While the reAlpha platform is under limited availability, we will continue offering standalone mortgage brokerage services through our subsidiaries, Be My Neighbor and GTG Financial, in 30 U.S. States and digital title and escrow services through our subsidiary, Hyperfast, in 3 U.S. states. We also plan to continue acquiring companies in the real estate market that provide services relating to the homebuying process, including, but not limited to, mortgage brokerage firms, title and escrow service providers, home insurance providers and others that are complementary to our business, which we expect to generate revenues by offering such services through the reAlpha platform, or as standalone offerings to customers. We expect that our reAlpha platform will drive additional customers to these acquired companies through users interacting and buying homes on the reAlpha platform, which will expand their overall potential customer base.

Each of our technologies, platforms and offerings that are currently available or under active development are more fully described below.

reAlpha Platform and the reAlpha Super AppTM

The reAlpha platform is an AI-powered end-to-end, commission-free real estate platform available online and via iOS mobile application (hereinafter referred to as the “Super App”). The Super App was released in 2024, allowing users to search for and purchase homes on their mobile devices. The reAlpha platform integrates Claire (our proprietary, generative-AI buyer’s agent), licensed human agent support, and homebuying tools, including mortgage, title, and escrow services. The reAlpha platform and the Super App are currently under limited availability for homebuyers located in 20 counties in Florida while we are seeking brokerage and real estate licenses in additional U.S. states in order to operate in such states.

Key features of the reAlpha platform and the Super App currently include: (i) commission-free homebuying, making home ownership more affordable and transparent; (ii) Claire, the AI real estate agent, that provides 24/7 real-time support and answers to questions related to purchasing a property; (iii) AI algorithms to provide personalized property matches and recommendations; (iv) concise summaries of real estate documents, including inspection and settlement reports; (v) additional guidance by our dedicated team of licensed real estate agents, on a no-cost and no-obligation basis; and (vi) end-to-end assistance in transactions for homebuyers, including finding a home, negotiating an offer, applying and receiving approval on mortgages and providing title and closing services. Our goal is to continuously enhance and expand the capabilities and offerings under the reAlpha platform and Super App as we continue to acquire complementary businesses.

The reAlpha platform and Super App generate revenue by providing homebuying services to customers using our platform. The reAlpha platform currently provides two homebuying services: (i) mortgage brokering and (ii) title services. By providing such services directly in the reAlpha platform or Super App, we are able to capture the revenue associated with those services. The revenue we may generate by providing these services will vary per transaction based on factors such as home price, transaction term, down payment percentage, mortgage usage and overall market conditions. While we have already acquired title and mortgage brokerage companies, we expect to create additional revenue stream opportunities by further expanding our capabilities and services provided under the reAlpha platform through additional acquisitions. These acquisitions will target companies that provide mortgage brokering and title services in additional U.S. states that we are not yet licensed in, and companies that provide additional services not yet offered in the reAlpha platform, such as, but not limited to, post-closing services – such as moving, utility hookups, and monitoring of neighborhood values and property taxes.

Traditionally, brokerage buy-side commissions typically range from 2.5% to 3% of a home’s sale price, depending on the market. By using the reAlpha platform, we provide a rebate or refund of such buy-side commissions, if any, to the homebuyer by applying such buy-side commissions towards closing costs or by adding the refund to a homebuyer’s down-payment, as applicable and subject to market-by-market minimums, effectively lowering the interest rate associated with the purchase of such property. To the extent there are no buy-side commissions that are not covered by such refund or revenue generated from the services we provide, we will not generate revenue through the reAlpha platform’s existing pricing model.

AiChat’s Conversational Platform

AiChat provides AI-powered conversational customer experience platforms in the Asia-Pacific (“APAC”) region. AiChat’s conversational platform enables businesses to automate and optimize customer service, marketing, and e-commerce processes through the integration of major messaging channels in the APAC region, including Facebook Messenger, WhatsApp, Instagram, LINE, and KakaoTalk. AiChat also offers clients the ability to integrate their e-commerce platforms with payment gateways, which is powered by Stripe’s financial infrastructure, enabling them to sell products via messaging channels such as WhatsApp Pay directly to their customers. Through these capabilities, AiChat is able to offer clients a comprehensive array of customer service solutions, ranging from customer inquiry and AI-powered recommendations via its AI agents and chatbot capabilities, to completing the purchase through WhatsApp.

AiChat’s technology is built on conversational and generative AI models, supporting over 270 languages, including regional languages like Singlish and Bahasa. The conversational platform incorporates features such as contextual memory, real-time analytics, and personalized messaging to facilitate customer interactions. Key functionalities of the platform include automated responses, lead qualification, and customer engagement automation. Further, its recently released next-generation AI agents, which include Voice AI and Agentic AI, can provide human-like interactions and personalize responses based on the context of previous conversations, remembering customer preferences and past interactions to deliver more relevant recommendations. With self-learning and multi-turn contextual awareness, AiChat’s next-generation AI agents can scale human-like interactions while maintaining brand consistency, which we believe can improve customer loyalty and overall customer service satisfaction.

AiChat generates revenue through subscription packages of its conversational platforms and next-generation AI agents. These packages are tailored to businesses based on their size, needs and the volume of customer interactions. AiChat offers flexible pricing models, including monthly and annual subscriptions, as well as performance-based pricing for specific integrations and services, such as automated marketing campaigns and e-commerce automation.

GENA

GENA is an AI tool that is powered by a “generative pre-trained transformer” language model, or “GPT.” GENA is intended to complement our other AI and non-AI technologies and be used internally to simplify the process of generating personalized home descriptions. GENA is designed for both realtors and hosts (e.g., someone that owns a property listed on Airbnb’s platform, or any other online marketplaces for short- and long-term properties), that creates personalized descriptions that we believe will give users a competitive edge in the marketplace.

For Realtors. GENA offers a feature that generates advertising content directly from uploaded images and they can be used by realtors to advertise their listed properties, eliminating the need for professional copywriters and other costly marketing tools. Realtors simply enter the basic details about their listing, and GENA will write professional property descriptions for the property that they can use for their own marketing materials. GENA can also create social media content, such as posts for various social media platforms including, but not limited to, Facebook, Instagram, and LinkedIn, which we believe can save a realtors’ time to instead focus on converting more leads into customers. Finally, GENA also creates short-form videos (“Reels”) that highlight the best features of a realtor’s listing. These Reels can be posted and used for advertising content on TikTok, Instagram, or any other social media.

For Hosts. GENA offers features that simplify the process of creating descriptions for listings in online marketplaces for real estate properties, such as Airbnb, VRBO, Booking.com, and other such platforms. Our app will automatically organize these descriptions into sections, making it easy to highlight key features of a space and provide important information about guest access. Additionally, GENA includes the proximity data of attractions near the property (e.g., restaurants, museums, areas of interest for tourists in the area and others), making it easier to highlight those for the host.

GENA was released under limited availability in November 2023, and was fully released to the public in March 2024. GENA is currently free for all users while we continue to promote and advertise the product. This is subject to change as we experiment with different pricing models and as GENA grows and matures over time. GENA is not currently under active development but remains available to users for free.

Our Growth Strategies

Our goal is to create sophisticated AI algorithms and tools that optimize the homebuying process for homebuyers. In order to advance such goal, we must grow our core business operations in the property technology market, or “proptech” market, by continuously innovating, improving and expanding the capabilities of our existing technology offerings, including the reAlpha platform, for such market.

Our growth strategies are focused on facilitating the development and deployment of AI-based technologies to serve homebuyers in the real estate industry. We have a strong focus on research and development (“R&D”), which is pursued through our internal efforts as well as strategic acquisitions of and investments in AI-related companies through a balanced opportunistic approach that includes (i) organic, (ii) inorganic, and (iii) partner-driven components:

●	Organic growth. Achieved through our own internal R&D efforts. We are constantly working to improve the reAlpha platform and develop new AI-based technologies with the goal of providing our customers with the best possible experience when using our reAlpha platform.

●

 Inorganic growth. Achieved through strategic acquisitions. Recognizing that the field of AI is rapidly evolving, and to position ourselves as a leader in leveraging AI to drive growth and create value to our stockholders, we actively seek out opportunities to acquire either AI-driven technologies that complement our existing capabilities. By strategically integrating these acquisitions into our portfolio of standalone offerings or under the reAlpha platform, we can leverage their capabilities, expertise and intellectual property to accelerate our growth and expand our competitive advantage in the market.

●	Partner-driven growth. Achieved through strategic investments in start-up companies. We have made strategic investments in two start-up companies that align with our vision and augment our AI-centric growth strategy (see “Research and Development” below).

Deepen our Technology Offerings to Customers

In order to continue innovating, and in addition to our internal R&D efforts, we target synergistic technologies and businesses in the proptech market, and we expect that the integration of such technologies and businesses will enable us to continue to grow our customer base and geographical reach and expand the operational capabilities of our technologies.

We focus on pursuing acquisitions of mainly revenue-generating entities falling into two primary categories: (i) services and (ii) products.

●	Services. These acquisitions will serve the purpose of solidifying our core business of providing each distinct service related to the real estate homebuying process through the reAlpha platform. We intend to focus on entities that offer various services related to buying or selling properties, including, but not limited to, mortgage and financing services, title insurance and lookup, moving services, agencies/brokerages and escrow services.

●	Products. We intend to pursue opportunities to acquire proptech companies focused on providing technology or AI solutions for distinct stages of the real estate homebuying process, from property search, to mortgage or financings and post-closing services. We believe these entities will further enhance the reAlpha platform’s capabilities and improve the ability of our loan officers and real estate agents to complete transactions more efficiently, with the goal to be a comprehensive, end-to-end platform that will reduce overall costs related to purchasing a home.

Moreover, we believe these strategic acquisitions will also serve the purpose of broadening the reach of our services and technologies by integrating the existing customer base of each of these acquired companies, which may include larger real estate enterprise clients, or to at least facilitate our entry into the market for such larger clients. We believe this approach will also lower our expenses related to obtaining real estate industry clients, given the high cost associated with acquiring larger clients as a first time client, since these acquisitions will bring us already existing clientele in this market, or, alternatively, serve as way for us to enter this market without the high costs associated with initial barriers to entry or to acquire such clients for the first time.

To further assist our growth, we acquired Naamche Inc., a company that provides services related to the development of technology, AI and applications, as well as other technology support as needed, and its Nepal counterpart Naamche, Inc. Pvt. Ltd. (collectively, “Naamche”). Also, In September 2021, we acquired a 25% stake in Carthagos Inc. (“Carthagos”), a company headquartered in Brazil. Carthagos provides services related to branding, marketing, and design. Also in 2021, we opened an international office located in Bengaluru, India operating under the entity reAlpha Techcorp Private Limited. The purpose of this office is to provide back-office support such as marketing, search engine optimization, finance, and accounting. Additionally, in September 2024, we invested in XMore.AI, a company that provides AI-driven cybersecurity solutions that is creating an AI product that consolidates multiple cybersecurity tools into one place, which we expect to integrate in our business to bolster our cybersecurity efforts in the future. These smaller investments and acquisitions are the first steps towards expanding our footprint and realizing our vision for growth, and we intend to continue seeking opportunities in these industries to strengthen our position as a provider of real estate solutions.

Our Industry

The real estate market has been in a period of transition, which is now adjusting to higher interest rates, inflationary pressures and broader economic uncertainty following a period of significant growth. This transition resulted in a small change in market activity, mainly in the single-family home segment, while demand in certain segments like multifamily housing remains relatively stable. Nevertheless, the proptech market, which refers to the application of technology solutions within the real estate industry, has experienced growth and remained active during 2024. Also, because the proptech market is currently a fragmented landscape, characterized by the presence of thousands of solutions, each addressing a specific component within the life cycle of a real estate asset, we intend to position ourselves as a leader in that industry by offering homebuyers an end-to-end platform, the reAlpha platform, that assists and guides homebuyers in every step of the homebuying journey process, including mortgage brokering, title and escrow services, market insights and other services and offerings provided through the reAlpha platform and Super App.

Proptech Market Recent Trends and Developments

According to a report by Ascendix, the total global proptech market size reached $40.58 billion in 2024, and they anticipate that this market may grow to an estimated value of $179.03 billion by 2034. The industry is split into a wide range of categories including solutions for real estate professionals, financial technology software, brokerage and agent software, construction technologies, property and facility management, applications for investors and venture capitalists, and climate-related technologies.

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

According to the most recent yearly report published by Houlihan Lokey, despite the macroeconomic uncertainty in the real estate market during 2024, including high interest rates and inflation, there was a $4.3 billion in growth equity and debt investments into U.S. proptech companies and start-ups. From 2023 to 2024, the average proptech investment size into these U.S. proptech companies increased from approximately $36.3 million to $59.6 million, or 64.19%, respectively. The mergers and acquisitions market for proptech companies remained active in 2024, though there was a slight decline compared to the previous year. In 2024, 90 mergers and acquisitions were completed, down from 94 in 2023.

Macroeconomic factors also play a major role in the demand and financing for real estate investments, and, in turn, a demand for solutions provided by proptech, which include:

●	Interest Rates. In 2024, the United States Federal Reserve (the “Federal Reserve”) implemented a series of interest rate cuts, reducing the interest rate from 5.25%–5.50% in July 2024 to 4.25%–4.50% by December 2024. In March 2025, however, the Federal Reserve held interest rates, signaling a potential concern about inflation or stagflation. These initial interest rate reductions were implemented by the Federal Reserve to combat inflation and to stimulate economic activity, including the housing market. Since then, following these interest rate cuts, there was a notable increase in mortgage applications in 2025, with a 9% increase in home-buying applications, which we believe indicates a heightened buyer interest since the interest rate cuts were implemented. However, challenges such as elevated home prices and limited inventory persist, which can influence overall homebuyer demand.

●	Inflation. Although inflationary pressures erode purchasing power of homebuyers and impact the overall affordability of real estate, such pressures could lead to price moderation in some housing markets in the future if demand in such markets decreases significantly due to homebuyers having less purchasing power generally, which can potentially offset some of the negative effects of inflation on overall housing affordability. As of January 2025, the Consumer Price Index (“CPI”) for all items in the United States increased by 3.0% compared to the same period in the previous year, based on data from the U.S. Bureau of Labor Statistics. This is a slight increase from the 2.9% annual rate observed in December 2024.

●

Maturing Debt. According to the Mortgage Bankers Association, approximately $957 billion of commercial real estate debt in the United States is maturing in 2025. The effect of this debt maturing could lead to significant challenges and impacts on the commercial real estate market and financial sector. This substantial amount of debt maturing in a single year raises concerns about the refinancing of properties purchased at lower mortgage rates, potential increase loan default levels and broader economic repercussions. For instance, the maturity of such a large volume of commercial real estate debt can strain borrowers who may face difficulties refinancing or repaying these loans, potentially leading to an increase in defaults. This situation could trigger a ripple effect across the real estate market, impacting property values, investment decisions and overall market stability.

●	Economic Uncertainty. Recent economic indicators suggest a potential slowdown of the economy and elevated risk of a recession, and the Federal Reserve is remaining cautious in its approach to interest rate cuts due to persistent inflation and potential stagflation. The Federal Reserve has also highlighted recently the need to assess the effects of recent policy changes on the economy, including the recent tariffs imposed on certain consumer goods by the current administration. These factors contribute to an overall climate of economic uncertainty that may affect both the housing market and demand for proptech solutions, given that consumers may be hesitant to spend or take on debt due to such economic uncertainty. As a result, these factors could further strain consumer purchasing power and reduce demand in the housing market.

Real Estate Market Recent Trends and Developments

The real estate market in 2024 experienced changes primarily influenced by ongoing economic conditions and shifting consumer preferences. Despite persistent high mortgage rates, which averaged between 6% and 7%, the demand for single-family homes remained robust, resulting in a notable increase in U.S. home prices by 3.9% year-over-year. This trend reflects broader market observations, with shifts in consumer preferences leading to increased interest in suburban areas, where housing options tend to be more affordable and spacious. While urban areas continue to attract buyers, ongoing affordability challenges in city centers have resulted in a growing number of buyers exploring suburban markets, where housing is often more accessible and amenities are increasingly being developed to meet such evolving demand.

The market also faced challenges related to affordability. The high mortgage rates led to decreased purchasing power for many buyers, contributing to longer listing periods for homes and an overall decline in sales volume. Reports indicated that homes were taking a median of 54 days to sell, a slight increase from previous years, reflecting cautious buyer sentiment amidst economic uncertainty. Additionally, while inventory levels began to rise, they remained below historical averages, contributing to a shift towards a more balanced market, with conditions increasingly favoring buyers due to more price reductions and longer times on the market.

Technological advancements continued to reshape the real estate landscape in 2024. For instance, the integration of digital tools such as virtual listing, viewing and online closings became increasingly common, streamlining the buying and selling process. This trend not only enhanced accessibility but also catered to changing consumer expectations for convenience and efficiency in real estate transactions. Furthermore, legislative changes aimed at increasing housing supply, including new regulations supporting accessory dwelling units, are expected to provide more affordable options for buyers in the coming years.

Overall, while the real estate market in 2024 demonstrated resilience with rising prices and strong demand for suburban homes, it also grappled with affordability challenges and evolving buyer preferences. As we move forward, understanding these dynamics will be crucial for adapting strategies and offerings within the market.

Research and Development

The industry in which we operate and compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, we believe our success, in part, will depend on our ability to build and enhance our technology and artificial intelligence capabilities in a timely and efficient manner and to develop and introduce those technologies. To achieve these objectives, we have made research and development investments and acquisitions to facilitate the development of our technologies, and we may explore in the future third-party licensing agreements.

As an example, we acquired Naamche, a company that provides services related to the development of technology, AI and applications, as well as other technology support as needed. Naamche, to date, has assisted us in research and development of our proprietary algorithms and other technologies. Additionally, through investments, we collaborate with other companies. For instance, in September 2021, we acquired a 25% stake in Carthagos Inc. (“Carthagos”), a company headquartered in Brazil. Carthagos provides services related to branding, marketing and design. Additionally, in September 2024, we invested in XMore.AI, a company that provides AI-driven cybersecurity solutions that is creating an AI product that consolidates multiple cybersecurity tools into one place, which we expect to integrate in our business to bolster our cybersecurity efforts in the future. These smaller investments and acquisitions serve as the initial steps towards expanding our footprint and realizing our vision for growth, and we intend to continue seeking opportunities in these industries to strengthen our position and ability to effectively compete in the industry we operate in.

To further facilitate our research and development efforts, as well as business operations, in 2021 we opened an international office located in Bengaluru, India operating under our wholly-owned subsidiary, reAlpha Techcorp Private Limited. They provide back-office support such as marketing, search engine optimization, finance and accounting.

Competition and Competitive Strengths

We face competition from different sources in our technology services segment. We believe that we will continue to face competition from other firms, including large technology companies and smaller, new real estate technology entrants while developing our AI-based technologies.

Real Estate Technology Market

The market in which we operate our business and the reAlpha platform is rapidly evolving, competitive and has relatively low barriers to entry. As a result, there are a number of established and emerging competitors in the proptech market. For instance, we would face competition from other real estate platform companies such as Zillow (NASDAQ: Z), Rocket Mortgage, LLC (NYSE: RKT) (“Rocket Mortgage”) and Homes.com, as well as a range of emerging new entrants such as Tryhoma, Linkhome AI and FlyHomes, Inc. (“Flyhomes”). These platforms offer a variety of solutions and services to homebuyers, and we may compete with these companies in both the real estate mortgage brokerage industry or real estate technology market.

Our key competitive factors in the real estate technology market include:

●	our technology’s features, quality and functionality being developed;

●	security and trust;

●	cloud-based architecture;

●	our proprietary technology to make objective and strategic investments in property and market selection.

We seek to differentiate ourselves from competitors through the integration of AI into our technologies for the real estate technology market, as well as by offering through the reAlpha platform a commission-free model to purchase homes and the ability to offer homebuyers a refund on certain commissions payable by such homebuyers. We believe that our integration of AI into our technologies will be a significant differentiator from our competitors’ potential offerings for our target audience of real estate professionals and investors.

Our technologies are continuously developed to provide exceptional quality and functionality. We believe this dedication to innovation sets us apart from competitors and allows us to deliver superior user experiences. We also prioritize the security and trust of our users and investors. We believe that by implementing robust security measures and ensuring data integrity, we will be seen as a reliable and trustworthy choice by homebuyers in the real estate technology market.

Further, our cloud-based architecture offers scalability, flexibility, and seamless accessibility. We believe that this infrastructure will enable us to handle increasing volumes of data and transactions efficiently, empowering us to deliver a seamless user experience and respond swiftly to evolving market demands.

We believe that our focus on innovation, security, and scalability gives us a competitive edge in the real estate technology space. As we navigate the competitive landscape, we remain committed to continuously enhancing our technology offerings, fortifying our security measures, and leveraging cloud-based advantages. We believe that these efforts position us as a frontrunner in transforming the homebuying landscape through our AI-driven solutions.

Intellectual Property

We are currently developing multiple technologies. Rights to those technologies belong only to us. To protect our intellectual property, we have filed for trademarks and patents, when possible, and protect our intellectual property as trade-secrets where meaningful patent protection cannot be achieved.

As of the date hereof, we have registered trademarks for “ReAlpha” and “Invest in Real.” Our U.S. trademark applications for “ReAlpha HUMINT,” “BnBGPT,” “Vacation Capitalist” and “Gena.AI” have been abandoned, but we may plan to re-file for these at some time in the future. Our non-provisional patent for “reAlpha BRAIN” filed on September 14, 2022, has also been abandoned; but we may try to revive the application, if permitted.

Trademarks

Our U.S. trademark registrations and applications are reflected in the chart below. We are also using certain other marks that have not been registered, such as, reAlpha AI, Gena.AI, and reAlpha BRAIN. We may choose to add new or retire old trademarks for these technologies as the landscape of such technologies keeps changing rapidly.

U.S. Trademark Registrations and Applications

Mark	Class(es)	App. No.	Filing Date	Status	Next Deadline(1)	Applicant/Registrant
ReAlpha	036, 037	90670051	2021-04-25	Registered	2027-11-30	reAlpha Tech Corp.
Invest in real	036	90796901	2021-06-26	Registered	2028-04-12	reAlpha Tech Corp.
Real Estate Super App	009, 042	98528288	2024-04-30	Pending	N/A	reAlpha Tech Corp.
No Fees Just Keys	042	98555298	2024-05-16	Pending	N/A	reAlpha Tech Corp.

(1)	A trademark registration does not expire after a set period of time, and may remain in effect as long as the owner continues to use the trademark in commerce and timely files the required registration maintenance documents.

Patents

We intend to continue to apply for patents when applicable to try to protect intellectual property regarding our technologies, algorithms and platforms. Our provisional patent application for reAlpha BRAIN, which was abandoned, is based on a system for analyzing, evaluating, and ranking properties using artificial intelligence.

Trade Secrets and Contractual Protections

Beyond formal registrations, we protect our proprietary methodologies, AI models, algorithms, and strategic data assets through strict internal controls. These protections include confidentiality agreements, employee invention assignment agreements, and non-disclosure agreements with business partners.

We recognize that the real estate and technology landscape is rapidly evolving, and as such, we remain committed to strengthening and expanding our intellectual property portfolio. By continuously developing, acquiring, and protecting our proprietary assets, we aim to maintain a competitive advantage while supporting the long-term growth of our business.

Sales and Marketing

We have a dedicated marketing department responsible for various aspects of our marketing initiatives and strategies. Our marketing department’s primary responsibilities include:

●	managing all advertising and content creation efforts, including the development and execution of targeted marketing campaigns. The marketing department works closely with internal teams and external agencies to create engaging and informative content that showcases our value proposition, products, and services. This content is distributed through various channels, such as social media, email marketing, and paid advertising, to reach a wide audience;

●	collaborating with the technology team to ensure optimal product design and user experience, tailoring the products and services to effectively meet customer needs and expectations.

●	managing and maintaining our corporate website, ensuring a seamless digital experience for users; and

●	overseeing the press team and lead efforts to build and strengthen our brand. This includes crafting compelling narratives, managing media relations, and generating positive coverage of our business.

Governmental Regulation

Laws and Regulations Regarding our Business and Industry

We operate in heavily regulated industries that are highly focused on consumer protection. This extensive regulatory framework we are subject to includes U.S. federal, state and local laws. Governmental authorities and various U.S. federal and state agencies have broad oversight, supervision, and enforcement authority over our business. Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. We expect that we will incur significant costs to comply with licensing and other legal requirements under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“the SAFE Act”) and the Dodd-Frank Act, among others, in connection with our mortgage loan origination business. We are currently licensed in a total of 30 U.S. states to conduct our residential mortgage origination operations in the United States, and we are seeking to become licensed in all 50 states and the District of Columbia. As required by state law, we have applicable state licenses to enable us to act as a mortgage broker, real estate brokerage, and operate our reAlpha platform that may offer these services or facilitate the origination of mortgage loans thereunder by referring such homebuyers to our subsidiaries that offer such services. The licensing process includes the submission of an application to the relevant state agency, a character and fitness review of key individuals, registration of application and documentation through the Nationwide Multistate Licensing System and Registry (“NMLS”), and an administrative review of our business operations. We are also supervised by regulatory agencies under U.S. state laws. In addition, Fannie Mae and Freddie Mac (collectively, the “GSEs”) and the Federal Housing Finance Agency (“FHFA”), Ginnie Mae, Federal Trade Commission (“FTC”), U.S. Department of Housing and Urban Development (“HUD”), Federal Housing Administration (“FHA”), Consumer and Finance Protection Bureau (“CFPB”), non-agency securitization trustees and others subject us to periodic reviews and audits. Some regulations, including the Fair Housing Act and the Home Mortgage Disclosure Act, also regulate our mortgage brokerage operations to prohibit discriminatory lending practices as well as housing discrimination. The manner in which we may advertise our business, operations and reAlpha platform, among others, in various media channels may also be regulated by the Mortgage Acts and Practices Advertising Rule, which prohibits deceptive or false mortgage advertising. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. As a highly regulated business, the regulatory and legal requirements we face can change and may even become more restrictive. In turn, this could make our compliance responsibilities more complex. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. Numerous U.S. federal and state consumer protection laws and regulations impact our business.

Due to our mortgage brokerage business, we are also subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the loans we originate or facilitate and/or service. These regulatory and contractual obligations may include those targeting unfair collection practices, housing discrimination, predatory loan practices, anti-money laundering and fraud, among others. This includes, but is not limited to, the GSEs, Ginnie Mae, FHFA, the Department of Veterans Affairs (“VA”), and the FHA/HUD. The CFPB, which was established under the Dodd-Frank Act, directly and significantly influences the regulation of residential mortgage loan originations and servicing. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Equal Credit Opportunity Act (“ECOA”), Fair Credit Reporting Act (“FCRA”), and the Fair Debt Collection Practices Act. The CFPB has been active in supervision and enforcement and continues to adopt new and amend existing regulations within its purview.

Furthermore, our acquisition of AiChat and its operations in the APAC region has made us subject to certain foreign laws, regulations and rules which have additional and distinct oversight, supervision, and enforcement requirements. As an example, in many cases, our products and services are or may in the future be subject to U.S. export control laws and regulations and subject to trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). We are also subject to export control and trade sanctions laws and regulations in the EU, Singapore and other jurisdictions in which we and our subsidiaries may operate. As such, an export license may be required to export or re-export our technology and services to certain countries or end-users, or for certain end-uses, especially AI technologies, such as those involving sensitive customer data or proprietary algorithms. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws or regulations in other jurisdictions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges.

We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and the regulatory changes that we are facing. We devote substantial resources to regulatory compliance, including operational and system costs, while at the same time striving to meet the needs and expectations of our customers.

Laws and Regulations Regarding Privacy and Data Protection

Data privacy laws and regulations in the U.S. and foreign countries apply to the access, collection, transfer, use, storage, and destruction of personal information in connection with our services. In the U.S., our financial institution customers are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), in addition to other regulations. As a processor of personal information in our role as a provider of services to financial institutions, we are bound by similar limitations on disclosure of the information received from our customers as apply to the financial institutions themselves. In addition, federal and state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, may also apply to our businesses.

There has been heightened public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. Privacy and security laws and regulations may also limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our manufacturing capabilities to current, past or prospective customers. In many jurisdictions consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union (“EU”) and elsewhere could impact our processing of personal information of our employees and on behalf of our customers.

In the EU the comprehensive GDPR went into effect in May 2018. The GDPR has introduced significant privacy-related changes for companies operating both in and outside the EU. In the U.S., California has adopted the California Consumer Privacy Act of 2018 (“CCPA”), which creates new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In addition, the CCPA broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which amends and expands CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. Additional countries and states, including Nevada, Virginia, Colorado, Utah, and Connecticut, have also passed comprehensive privacy laws with additional obligations and requirements on businesses. These laws and regulations are increasing in severity, complexity and number, change frequently, and increasingly conflict among the various jurisdictions in which we operate, which has resulted in greater compliance risk and cost for us.

While we believe that we are compliant with our regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose us to increased costs, liability, and possible damage to our reputation.

Human Capital

We believe that our long-term success is dependent upon attracting, developing and retaining talented employees, and maintaining a culture that allows each employee to do their best work. We value integrity, accountability, collaboration, creativity, respect and transparency as central to our core values.

 As of December 31, 2024, we had 42 full-time employees in the United States, 56 full-time employees in Nepal, 22 full-time employees in Southeast Asia, and 12 full-time employees in our India office.

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

The following summarizes the principal risks that could materially affect our business, financial condition, results of operations, and stock price. This summary highlights key risks but does not address all potential risks. Further, this summary should be read together with the text of the risk factors set forth immediately after the summary, and both the summary and text of the risk factors should be read together with the other information set forth in this report, including our consolidated financial statements and the related notes.

Risks Related to our Business and Operations

●	We have a limited operating history and may not be able to operate our business successfully or generate sufficient cash flows to accomplish our business objectives;

●	We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability;
●	We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations;

●	Our ability to integrate any acquisitions successfully;

●	We may utilize a significant amount of indebtedness in the operation of our business;

●	The inability to protect our intellectual property rights could harm our reputation, damage our business or interfere with our competitive position;

●	Our ability to retain our executive officers and other key personnel of our advisors and their affiliates;

●	Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results;

●	Compliance with governmental laws, regulations and covenants that are applicable to our business and industries or that may be passed in the future, including those related to the operations of brokerages, title service companies, and other real estate services, as well as permit, license and zoning requirements, may adversely affect our business operations and financial condition;

●

Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our business;

Risks Related to our Technologies and Industry

●	The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors;
●	Our business depends significantly on the health of the U.S. residential real estate industry and changes in general economic conditions;

●	The reAlpha platform is currently limited to certain geographic markets. Our failure to adapt to any substantial shift in the relative percentage of residential housing transactions from these markets to other markets in the United States could adversely affect our financial performance;

●	We have integrated, and expect to continue to integrate in the future, AI in certain tools and features available on our platform. AI technology presents various operational, compliance, and reputational risks and if any such risks were to materialize, our business and results of operations may be adversely affected.

●	Our technologies that are currently being developed may not yield expected results or be delivered on time;

●	The implementation of artificial intelligence into our technologies may prove to be more difficult than anticipated;
●

Our ability to use new and evolving technologies, such as artificial intelligence, in our operations may require us to expend material resources for compliance and may present risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, any of which may result in reputational harm and liability, or otherwise adversely affect our business;

●

Our ability to commercialize and continuously improve our technologies and platform to our customers in the real estate industry. Our failure to achieve any of these outcomes would adversely impact our business. Our technology offerings may also contain undetected errors or vulnerabilities;

●	Our ability to adapt to changes in technology and the evolving demands of our customers, our business, results of operations, and financial condition could be materially adversely affected;
●	If we are unable to deliver a rewarding experience on mobile devices, whether through our mobile website or mobile application, we may be unable to attract and retain customers;
●	We may be unable to obtain and provide comprehensive and accurate real estate listings quickly, or at all, through our reAlpha platform;

Risks Related to Owning our Securities

●

We are a “controlled company” because Giri Devanur, our Chief Executive Officer, owns a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval and control the direction of our business; and

●	Our stock price may be volatile.

●	We can issue and have issued shares of preferred stock, which may adversely affect the rights of holders of our common stock.

 Risks Related to Our Business and Operations

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

We have a limited operating history. As a result, an investment in our common stock entails more risk than an investment in the common stock of a company with a substantial operating history. If we are unable to operate our business successfully, you could lose all or a portion of your investment in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

●	our ability to obtain additional capital;

●	economic conditions in the markets where we operate, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy, in general;

●	our ability to attract and retain customers for the reAlpha platform;

●	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our growth strategy;

●	our ability to compete with other companies in the real estate solutions and proptech markets;

●	costs that are beyond our control, including litigation, legal compliance and others;

●	population, employment or homeownership trends in our markets; and

●	interest rate levels and volatility, such as the accessibility of short- and long-term financing on desirable terms.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not achieved profitability and have incurred losses since inception. For the year ended December 31, 2024, we recorded a net loss of $25,802,444, which includes a loss of $18,339,635 from discontinued operations related to our former rental business and operations of our subsidiary, Roost Enterprises, Inc. (“Rhove”), and a loss of $7,462,809 from continuing operations. For the year ended December 31, 2023, we recorded a net loss of $2,464,959, including $316,904 from Rhove-related discontinued operations and $2,145,055 from continuing operations. As of December 31, 2024, we had an accumulated deficit of $37,984,426 and outstanding indebtedness of $5,976,689. While we have experienced some revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest diligently in sales and marketing efforts. In addition, we expect to incur significant additional legal, accounting, and other expenses related to our being a public company as compared to when we were a private company. While our revenue has grown since our inception, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

We have acquired Rhove, Naamche, AiChat, Hyperfast, Be My Neighbor and GTG Financial, and may continue to acquire more businesses and/or technologies. We may also not successfully evaluate or utilize acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. And, in the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms or at all. Any of the foregoing factors, including if we fail to evaluate and execute acquisitions successfully, can materially adversely affect our business, results of operations and financial condition.

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

If we fail to comply with the requirements governing the licensing of our, including that of our subsidiaries, brokerage, mortgage, and title businesses in the jurisdictions in which we operate, then our ability to operate those businesses in those jurisdictions may be revoked.

Our in-house brokerage and subsidiaries acting as brokerage firms, and the agents employed by us and our subsidiaries, must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets where we operate. Furthermore, we are also required to comply with the requirements governing the licensing and conduct of mortgage and title and settlement businesses in the markets where we operate. Due to the geographic scope of our operations, we and our agents may not be in compliance with all of the required licenses at all times. Additionally, if we enter into new markets, we may become subject to additional licensing requirements. If we or our agents fail to obtain or maintain the required licenses for conducting our brokerage, mortgage, rentals, and title businesses or fail to strictly adhere to associated regulations, the relevant government authorities may order us to suspend relevant operations or impose fines or other penalties.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common stock.

Our operations and technology are applications upon our internal operating systems, property management platforms, as well as external rental platforms, like Airbnb and similar online platforms, which include certain automated processes that require access to telecommunications or the internet, each of which is subject to system security risks. Certain critical components are dependent upon third party service providers and a significant portion of our business operations are conducted over the internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the internet or operations at our third-party service providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the internet or at our third-party service providers could negatively impact our operations.

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

We may utilize a significant amount of indebtedness in the operation of our business.

We intend to employ prudent leverage, to the extent available, to fund the acquisition of companies, refinance existing debt and for other corporate and business purposes deemed advisable by us. In determining to use leverage, we assess a variety of factors, including without limitation the anticipated liquidity and price volatility of the assets in our investment portfolio, if applicable, the cash flow generation capability of our assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets.

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

If we do not have sufficient funds to repay debt at maturity, it may be necessary to refinance the debt through additional debt financings or additional capital raising. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows, and, consequently, cash available for general working purposes. If we are unable to refinance debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect us and our business operations and cause the value of our common stock to decline.

Aspects of our business are subject to privacy, data use and data security regulations, which may impact the way we use data to target customers, and the increasing regulatory focus on cybersecurity and privacy issues and expanding laws could affect our business model and expose us to increased liability.

Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our manufacturing capabilities to current, past or prospective customers. In many jurisdictions consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the U.S., Europe and elsewhere, including the GDPR in the EU, which became effective May 25, 2018, and the CCPA. The GDPR and other European laws regarding privacy and data protection regulate the transfer of personal data from Europe, including the European Economic Area (“EEA”) the UK, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses (“SCCs”). We have undertaken certain efforts to conform transfers of personal data from the EEA to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the EU (“CJEU”) on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. Similarly, the CCPA was enacted on June 28, 2018 and became effective on January 1, 2020, and it creates new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In addition, the CCPA broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. Furthermore, in November 2020, California voters passed the CRPA, which amends and expands CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. Additional countries and states, including Nevada, Virginia, Colorado, Utah, and Connecticut, have also passed comprehensive privacy laws with additional obligations and requirements on businesses. These laws and regulations are increasing in severity, complexity and number, change frequently, and increasingly conflict among the various jurisdictions in which we operate, which has resulted in greater compliance risk and cost for us. In addition, we are also subject to the possibility of security breaches and other incidents, which themselves may result in a violation of these laws.

Additionally, we recently acquired companies that provide mortgage brokerage services, title services and others. Our mortgage brokerage subsidiary is subject to the privacy regulations of the GLBA, along with its implementing regulations, which restricts certain collection, transfer, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices, provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information and imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, on March 1, 2017, new cybersecurity rules took effect for financial institutions, insurers and certain other companies, like our mortgage subsidiaries, supervised by the NY Department of Financial Services (the “NY DFS Cybersecurity Regulation”). The NY DFS Cybersecurity Regulation imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. We also have contractual obligations to protect confidential and personally identifiable information we obtain from third parties. These obligations generally require them, in accordance with applicable laws, to protect such information to the same extent that they protect their own such information.

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

As a result of the acquisitions of Be My Neighbor and GTG Financial, we are subject to additional laws and regulations that monitor the loan origination and servicing sectors, and rules issued by the CFPB may increase our regulatory compliance burden and associated costs.

Our mortgage brokerage subsidiaries are subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability to repay and “qualified mortgage” standards and other origination standards and practices.

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

Additionally, antidiscrimination statutes, such as the Fair Housing Act and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin, among others. Various federal regulatory agencies and departments, including the U.S. Department of Justice and the CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals). These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. Regulatory agencies and private plaintiffs are expected to apply the “disparate impact” theory to both the Fair Housing Act and ECOA in the context of mortgage lending and servicing, among others. To the extent that the “disparate impact” theory continues to apply, it may significantly increase our administrative burdens, compliance requirements and potential liability for failures to comply.

Our mortgage brokerage businesses’ failure to comply with the federal consumer protection laws, rules and regulations to which they are subject, whether actual or alleged, could expose them to enforcement actions or potential litigation liabilities. Moreover, if the CFPB or other regulatory authorities adopt new rules governing the use of AI in mortgage underwriting or loan approval processes, we may face additional compliance obligations and potential enforcement risks. Our inability to adapt to these regulatory changes in a timely and efficient manner could result in an adverse effect to our business, financial condition and results of operations in our technology services segment.

We are subject to domestic and international governmental export and import controls that may impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws or if we do not secure or maintain the required export authorizations.

In many cases, our products and services are or may in the future be subject to U.S. export control laws and regulations and subject to trade and economic sanctions maintained by OFAC. We are also subject to export control and trade sanctions laws and regulations in the EU, Singapore and other jurisdictions in which we and our subsidiaries may operate. As such, an export license may be required to export or re-export our technology and services to certain countries or end-users, or for certain end-uses, especially AI technologies, such as those involving sensitive customer data or proprietary algorithms. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws or regulations in other jurisdictions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Compliance with applicable regulatory requirements regarding the export of our services, including new releases and/or the performance of services, may create delays in the introduction of our services in non-U.S. markets, prevent our customers with non-U.S. operations from deploying these services throughout their global systems or, in some cases, prevent the export of the services to some countries altogether.

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

Our business operations are supported by relationships with key personnel from our subsidiaries and other potential business partners we may collaborate with, including vendors, suppliers, service providers, and other strategic partners. The loss of one or more of these key personnel or business partners, or a significant change in the terms of our relationship with them, could disrupt our business operations and negatively impact our financial performance. Furthermore, the success of our partnerships depends on the continued service and expertise of key personnel at Naamche, other companies we collaborate with and other companies we may acquire in the future, and we cannot guarantee that these individuals will remain with Naamche or their respective companies, or continue to provide the same level of service or expertise to us. If these individuals leave or are unable to continue providing their services, our ability to maintain and grow our business relationships could be negatively impacted, which could harm our financial results.

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

We maintain international offices in India with 12 employees and Nepal with 56 employees. Employees at these locations provide back office support services including branding, marketing, design, finance and accounting, as well as research and development activities. Operations outside the U.S. are subject to legal, political and operational risks that may be greater than those present in the U.S. If the Company is unable to address and overcome these risks, its operations could be interrupted or its growth could be limited, which may have an adverse effect on its business and operating results.

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

The third parties we may engage with are subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our third party service providers and, as a result, our business.

Third parties we may engage for key services, such as software development, marketing, investor relations and others, may be subject to a variety of laws and regulations that involve matters such as: privacy; data protection; personal information; rights of publicity; content; marketing; distribution; data security; data retention and deletion; electronic contracts and other communications; consumer protection; and online payment services. These laws and regulations are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently. Additionally, as we depend on third parties for key services, we rely on such third-party service providers’ compliance with laws and regulations regarding privacy, data protection, consumer protection, and other matters relating to our customers.

These various federal and state privacy and data security laws and regulatory standards create data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, require significant management time and attention, and subject our service providers, and us, to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

The obligations to the Lender under the Note (each as defined below) and related agreements are secured by a security interest in all of our non-foreign assets and all of the assets of certain of our wholly-owned subsidiaries, so if we default on those obligations, the Lender could proceed against any or all such assets.

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

Pursuant to the Purchase Agreement (as defined below), in connection with the issuance of the Note to the Lender, we agreed to be subject to certain restrictions on our ability to issue securities until all of our obligations under the Note, Purchase Agreement and all other related agreements are paid and performed in full. Specifically, we agreed, among other things, to (i) not make any Restricted Issuances (as defined in the Purchase Agreement) without the Lender’s prior written consent, which consent may be granted or withheld in the Lender’s sole and absolute discretion, unless the proceeds therefrom are used to repay the Note in full; (ii) not grant any lien, security interest or encumbrance, subject to certain exceptions, on any of our or our subsidiaries’ assets, in each case without the Lender’s prior written consent, which consent may be granted or withheld in the Lender’s sole discretion; and (iii) not enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits us, other than such lock ups, restrictions or prohibitions with a term of no more than 75 days in connection with one transaction, or series of transactions, per any 12 month period: (a) from entering into a variable rate transaction with the Lender or any of the Lender’s affiliates, or (b) from issuing securities to the Lender or any of the Lender’s affiliates. Such restrictions could materially adversely affect our ability to consummate future financings. Under the terms of the Purchase Agreement, if we breach or allegedly breach such restrictions, we will be obligated to indemnify the Lender and all its officers, directors, employees, attorneys, and agents for loss or damage arising as a result of or related to such breach or alleged breach, which could have a material adverse effect on our business, results of operations, and financial condition.

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

From time to time, the Lender may redeem up to $545,000 of the Note per month, which amount will be due and payable in cash within three trading days of our receipt of a redemption notice from the Lender. Further, once we have made five redemption payments in cash, all subsequent redemption payments paid in cash will be subject to a 9% redemption premium. Such redemptions may have a material adverse effect on our cash flows, results of operations and ability to pay our other debts as they come due. In addition, we may not have the required funds to pay such redemptions and our failure to pay the redemptions, when due, may result in an event of default under the Note.

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

Our ongoing disputes with GYBL may be costly, time consuming and, if adversely determined against us, could result in a significant downward adjustment of the GEM Warrants’ exercise price, and potentially other penalties and expenses, which could have a material adverse effect on our financial position and business operations.

On November 1, 2024, we filed a lawsuit against GEM Yield Bahamas Limited (“GYBL”) in the United States District Court for the Southern District of New York (the “Court”) in which we have asserted two causes of action: (i) rescission of the warrants issued to GYBL (the “GEM Warrants”) pursuant to that certain Share Purchase Agreement, dated as of December 1, 2022 (the “GEM Agreement”), by and among us, GYBL, and GEM Global Yield LLC SCS (“GEM Yield”, and together with GYBL, “GEM”), pursuant to Section 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement. Following a motion to dismiss filed by GYBL on January 17, 2025, the Court granted such motion to dismiss on March 14, 2025. Following such dismissal by the Court, GYBL filed a separate lawsuit against us, in which GYBL is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs.

Given the ongoing disputes with GYBL, the exercise price of the GEM Warrants have not been adjusted pursuant to the GEM Warrant’s terms while these disputes are pending, and, to the extent any shares of common stock are sold pursuant to an equity offering, for instance, at a price per share that is below the then-current exercise price of the GEM Warrants, we do not plan to adjust the exercise price of the GEM Warrants pending resolution of such disputes. A final adverse ruling against us in pending lawsuits and any subsequent appeals, or in any other claim or counterclaim, as applicable, sought by GYBL, could lead to a significant downward adjustment to the current exercise price of the GEM Warrants, additional expenses incurred related to the lawsuits during the ongoing disputes, including, but not limited to, attorney’s fees, and any other remedies the court may deem just.

Further, any lawsuit and subsequent appeals may be expensive, may divert management’s time away from our operations, and may affect the availability and premiums of our liability insurance coverage, regardless of whether our claims are meritorious, or ultimately lead to a judgment against us. We cannot assure you that we will be able to be successful in lawsuits, or any subsequent appeal, against GYBL or resolve any current or future litigation matters, in which case those litigation matters, including the disputes with GYBL, could have a material and adverse effect on our business, financial condition, operating results and cash flows.

Loss of our current executive officers and other key employees, including from our subsidiaries, could significantly harm our business.

We depend on the industry experience and talent of our current executives, including Giri Devanur, our Founder and Chief Executive Officer, Michael J. Logozzo, our Chief Operating Officer and President, Piyush Phadke, our Chief Financial Officer, and other key employees from our subsidiaries and newly acquired companies. We also rely on individuals in key management positions within our operations, finance, strategy, marketing and technology teams. We believe that our future results will depend, in part, upon our ability to retain and attract highly skilled and qualified management. The loss of our executive officers or any key personnel could have a material adverse effect on our operations because other officers might not have the experience and expertise to readily replace these individuals. To the extent that one or more of our top executives or other key management personnel depart from our company, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could be disruptive to our business. We do not have any key person insurance.

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

Risks Related to Our Technologies and Industry

Our business depends significantly on the health of the U.S. residential real estate industry and changes in general economic conditions.

Our success depends largely on the health of the U.S. residential real estate industry. This industry, in turn, is affected by changes in general economic conditions, which are beyond our control. Any of the following factors could reduce the volume of residential real estate transactions, cause a decline in the prices at which homes are bought and sold, or otherwise adversely affect the industry and harm our business:

●	seasonal or cyclical downturns in the U.S. residential real estate industry, which may be due to a single factor, or a combination of factors, listed below, or factors which are currently not known to us or that have not historically affected the industry;

●	slow economic growth or recessionary conditions;

●	increased unemployment rates or stagnant or declining wages;

●	inflationary conditions;

●	low consumer confidence in the economy or the U.S. residential real estate industry;

●	consumer hesitancy to spend or take on debt due to economic uncertainty;

●	adverse changes in local or regional economic conditions in the markets that we serve, particularly our top-10 markets and markets into which we are attempting to expand;

●	increased mortgage rates, reduced availability of mortgage financing, or increased down payment requirements;

●	low home inventory levels, which may result from zoning regulations, higher construction costs including those resulting from potential tariffs, and housing market uncertainty that discourages some home sellers, among other factors;

●	lack of affordably priced homes, which may result from home prices growing faster than wages, among other factors;

●	volatility and general declines in the stock market or lower yields on individuals’ investment portfolios;

●	increased barriers to, or expenses associated with, home ownership, including the unavailability of insurance or rising insurance costs that may result from more frequent and severe natural disasters and inclement weather;

●	newly enacted and potential federal, state, and local legislative actions, as well as new judicial decisions, that would affect the residential real estate industry generally or in our top-10 markets, including (i) actions or decisions that would increase the tax liability arising from buying, selling, or owning real estate; (ii) actions or decisions that would change the way real estate brokerage commissions are negotiated, calculated, or paid; (iii) actions or decisions that would discourage individuals from owning, or obtaining a mortgage on, more than one home; and (iv) potential reform relating to Fannie Mae, Freddie Mac, and other government sponsored entities that provide liquidity to the mortgage market;

●	loss in confidence in the debt, obligations, or operations in the U.S. government, or a shutdown of the U.S. government, which could impact broader credit markets or economic activity;

●	changes that cause U.S. real estate to be more expensive for foreign purchases, such as (i) increases in the exchange rate for the U.S. dollar compared to foreign currencies and (ii) foreign regulatory changes or capital controls that make it more difficult for foreign purchasers to withdraw capital from their home countries or purchase and hold U.S. real estate;

●	changed generational views on homeownership and generally decreased financial resources available for purchasing homes; and

●	war, terrorism, political uncertainty, competing priorities of the new presidential administration, natural disasters, inclement weather, health epidemics or pandemics, and acts of God, and the effects of such events on the U.S. residential real estate market.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and we face significant competition in attracting customers.

We believe that our competitors include:

●	AI-driven real estate platforms offering streamlined homebuying and selling solutions, such as Zillow Group, Inc. (“Zillow”), Opendoor Technologies Inc., FlyHomes and Redfin Corporation (“Redfin”);

●	Digital mortgage platforms which streamline the home financing process through the integration of technology, such as Better Home & Finance Holding Company and Rocket Mortgage; and

●	Title companies offering digital solutions for title and escrow services, such as First American Financial Corporation, Qualia Labs, Inc. and Endpoint Holdings, LLC.

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

There are now numerous competing companies that offer AI-powered solutions for real estate purposes, such as Redfin, Zillow, Keyway Real Estate, Inc. and others. Some of these competitors also aggregate property listings obtained through various sources, including the websites of property managers. Some of these competitors or potential competitors also have more established or varied relationships with customers in the real estate industry than we do, and they could use these advantages in ways that could affect our competitive position, including by entering the travel and accommodations businesses. For example, some competitors or potential competitors are creating “super-apps” where consumers can use many online services without leaving that company’s app, e.g., in particular regions, such as Asia, where e-commerce transactions are conducted primarily through apps on mobile devices. If any of these platforms are successful in offering services similar to ours to customers seeking similar solutions, or if we are unable to offer our services to customers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, any of which could materially adversely affect our business, results of operations, and financial condition. We also face increasing competition from search engines including Google. How Google presents AI based real estate solution providers, and its potential promotion of future services that may be similar to ours and of our competitors, or similar actions from other search engines, and their practices concerning search rankings, could decrease our search traffic, increase traffic acquisition costs, and/or disintermediate our technologies and offerings.

The reAlpha platform is currently limited to certain geographic markets. Our failure to adapt to any substantial shift in the relative percentage of residential housing transactions from these markets to other markets in the United States could adversely affect our financial performance.

During the year ended December 31, 2024, the reAlpha platform was available in 20 counties in Florida. Further, since our recent acquisitions of Be My Neighbor and GTG Financial, we now have the ability to operate the reAlpha platform in up to 30 U.S. states, subject to regulatory requirements to obtain licenses in such additional U.S. states.

Local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. Accordingly, events may adversely and disproportionately affect demand for and sales prices of homes in these markets. For example, the recent hurricanes in southwestern Florida may negatively impact local housing supply, demand, and sale prices in that market. Any overall or disproportionate downturn in demand or home prices in any of our largest markets, particularly if we are unable to increase revenue from our other markets, could adversely affect growth of our revenue, gross profit, profitability, and market share or otherwise harm our business.

Our top market is Florida, given that the reAlpha platform is not yet operating in other U.S. states, but we intend to expand and target other major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. As a result, the revenue and gross profit generated from transactions in the reAlpha platform will be primarily comprised of transactions in Florida until we expand into additional U.S. states. To the extent there is a long-term net migration to cities outside of Florida, the percentage of residential housing transactions in the reAlpha platform may be materially affected, which will adversely affect our financial performance. Our inability to adapt to any shift, including failing to increase revenue and gross profit from other markets, could adversely affect our financial performance and market share.

We have integrated, and expect to continue to integrate in the future, AI in certain tools and features available on our platform. AI technology presents various operational, compliance, and reputational risks and if any such risks were to materialize, our business and results of operations may be adversely affected.

We have integrated AI technologies in many of our tools and features available on our platform that customers use when purchasing a home. For example, we may use AI technologies to estimate home values, answer customer questions, provide real estate insights and others. We may continue to integrate these technologies in new or current offerings. Notwithstanding the use of AI on our platform, we have yet to utilize AI within our financial reporting or internal control over financial reporting functions. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that can generate irrelevant, nonsensical, fictitious, deficient, offensive or factually incorrect content and results, which if incorporated into our platform, may result in reputational harm to us and our agents and be damaging to our brand. Additionally, content, analyses or recommendations that are based on AI might be found to be biased, discriminatory or harmful. Data sets from which large language models learn are at risk of poisoning or manipulation by bad actors, resulting in offensive or undesired output. Similarly, the data set could contain copyrighted material resulting in infringing output. AI output might present ethical concerns or violate current and future laws and regulations, including licensing laws and a variety of federal and state fair lending laws and regulations such as the Fair Housing Act, the ECOA, the Home Mortgage Disclosure Act, and the prohibition against engaging in Unfair, Deceptive, or Abusive Acts or Practices pursuant to the Dodd-Frank act.

We expect that there will continue to be new laws or regulations concerning the use of AI technology, which might be burdensome for us to comply with and may limit our ability to offer or enhance our existing tools and features within the reAlpha platform or new offerings based on AI technology. Further, the use of AI technology involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our AI technology initiatives. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.

Our technologies that are currently being developed may not yield expected results or be delivered on time.

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

The implementation of artificial intelligence into our technologies may prove to be more difficult than anticipated and may adversely affect our business.

Our future success depends, in part, upon our ability to address the needs of our customers by using and integrating AI technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. The costs of implementing new technology, including personnel, can be high, in both absolute and relative terms, and we may not achieve intended benefits of new technology initiatives. Moreover, the implementation of AI technology can expose us to new or increased operational risks. For example, our implementation of certain new technologies, such as those related to AI, machine learning and automated decision making, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. Many of our competitors have substantially greater resources to invest in technological improvements or are technology focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. We may not be able to effectively develop AI technology-driven products and services or be successful in marketing these products and services to our customers, or effectively deploy new technologies to improve efficiency. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change and affecting the AI industry or to successfully implement such AI technologies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

Our success is based on our ability to commercialize and continuously improve our technologies and platform to our customers in the real estate industry. Our failure to achieve any of these outcomes would adversely impact our business. Our technology offerings may also contain undetected errors or vulnerabilities.

The success of our business is based in large part upon our ability to commercialize, and continuously improve, our technologies that integrate artificial intelligence into the real estate industry solutions market. Maintaining or improving our current technology offerings to meet evolving industry standards and customer expectations, as well as developing commercially successful and innovative new technology, is challenging and expensive.

As standards and expectations evolve and new technology becomes available, we may be unable to identify, design, develop, and implement, in a timely and cost-effective manner, improvements to our current technologies to meet those standards and expectations. As a result, we may be unable to compete effectively, and to the extent our competitors develop new and/or better technology offerings faster than us, they may render our offerings noncompetitive or obsolete. Additionally, even if we implemented improvements to our current technology offerings or new technology offerings in a timely manner, our customers may not accept or be satisfied by the technologies we developed and its applications.

Our technology offerings, including the reAlpha platform and its tools, features, and capabilities, are key to our competitive plan for attracting potential customers to purchase homes via the reAlpha platform. As the number of homebuyers and listings shared on our reAlpha platform, either online or through the mobile application, and the extent and types of data grow, our need for additional network capacity and computing power will also grow. Maintaining or improving our current technology, network capacity and computing power to meet evolving industry standards and customer expectations and data growth is challenging and expensive. For example, the nature of development cycles may result in delays between the time we incur expenses and the time we introduce new technology and generate revenue, if any, from those investments. Anticipated customer demand for a technology offering could also decrease after the development cycle has commenced, and we would not be able to recoup costs, which may be substantial, we incurred.

Furthermore, our development and testing processes may not detect errors and vulnerabilities in our technology offerings prior to their implementation. Any inefficiencies, errors, technical problems, or vulnerabilities arising in our technology offerings after their release could reduce the quality of our services or interfere with our customers’ access to and use of our technology and offerings.

We may be unable to obtain and provide comprehensive and accurate real estate listings quickly, or at all, through our reAlpha platform.

We believe that users of the reAlpha platform, whether online or mobile application, come to us primarily because of the real estate listing data that we provide. Accordingly, if we were unable to obtain and provide comprehensive and accurate real estate listings data, our primary channels for meeting customers will be diminished. We get listings data primarily from MLSs in the markets we serve. We also source listings data from public records, other third-party listing providers, and individual homeowners and brokers. Many of our competitors and other real estate websites also have access to MLSs and other listings data, including proprietary data, and may be able to source listings data or other real estate information faster or more efficiently than we can. Since MLS participation is voluntary, brokers and homeowners may decline to post their listings data to their local MLS or may seek to change or limit the way that data is distributed. There are industry participants actively working to change local MLS rules to allow brokers and homeowners to exclude more listings from the MLSs. A competitor or another industry participant could also create an alternative listings data service, or their own exclusive listings database, which may reduce the relevancy and comprehensive nature of the MLSs. If MLSs cease to be the predominant source of listings data in the markets that we serve, we may be unable to get access to comprehensive listings data on commercially reasonable terms, or at all, which may result in fewer people using our website and mobile application.

If we are unable to deliver a rewarding experience on mobile devices, whether through our mobile website or mobile application, we may be unable to attract and retain customers.

Developing and supporting the reAlpha platform in a website and mobile application across multiple operating systems and devices requires substantial time and resources. We may not be able to consistently provide a rewarding customer experience on mobile devices and, as a result, customers we meet through the mobile application of reAlpha may not choose to use our services at the same rate as customers we interact through the reAlpha platform.

As new mobile devices and mobile operating systems are released, we may encounter problems in developing or supporting our mobile website or mobile application for them. Developing or supporting our mobile website or mobile application for new devices and their operating systems may require substantial time and resources. The success of our mobile website and mobile application could also be harmed by factors outside of our control, such as:

●	increased costs to develop, distribute, or maintain our mobile website or mobile application;

●	changes to the terms of service or requirements of a mobile application store that requires us to change our mobile application development or features in an adverse manner; and

●	changes in mobile operating systems, such as Apple’s iOS and Google’s Android, that disproportionately affect us, degrade the functionality of our mobile website or mobile application, require that we make costly upgrades to our technology offerings, or give preferential treatment to competitors’ websites or mobile applications.

We may be unable to attract homebuyers to our reAlpha platform website and mobile application in a cost-effective manner.

The website version and mobile application of the reAlpha platform is our primary channel for meeting new customers seeking to purchase a home. Accordingly, our success depends on our ability to attract homebuyers to our website and mobile application in a cost-effective manner. To meet customers, we rely heavily on traffic generated from search engines and downloads of our mobile applications from mobile application stores. We also rely on marketing methods such as targeted email campaigns, paid search advertising, social media marketing, podcasts, and TV.

The number of visitors to our websites and downloads of our mobile applications depend in large part on how and where our website and mobile application rank in Internet search results and mobile application stores, respectively. While we use search engine optimization to help our website rank highly in search results, maintaining or improving our search result rankings is not within our control. Internet search engines frequently update and change their ranking algorithms, referral methodologies, or design layouts, which determine the placement and display of a user’s search results. In some instances, Internet search engines may change these rankings, which may have the effect of promoting their own competing services or the services of one or more of our competitors. Similarly, mobile application stores can change how they display searches and how mobile applications are featured. For instance, editors at the Apple App Store can feature prominently editor-curated mobile applications and cause the mobile application to appear larger than other applications or more visibly on a featured list.

Additionally, our marketing efforts may fail to attract the desired number of customers for a variety of reasons, including the possibility that the creative treatment for our advertisements may be ineffective, the inability to obtain desired advertising spots on TV or new third-party email delivery policies may make it more difficult for us to execute targeted email campaigns.

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

The residential real estate industry may be impacted by industry changes, including as the result of certain or future class action lawsuits or government investigations.

The residential real estate industry faces significant pressure from private lawsuits and investigations by the Department of Justice (the “DOJ”) with regards to antitrust and other issues, including with respect to lawsuits and investigations in which we are not a named party.

For example, in April 2019, the National Association of Realtors (“NAR”) and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc., RE/MAX and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”).

On March 15, 2024, NAR entered a settlement agreement to resolve on a class-wide basis the claims against NAR in the NAR Class Action. In addition to a monetary payment of $418 million, NAR agreed to change certain business practices, including changes to cooperative compensation and buyer agreements, which went into effect on August 17, 2024. Specifically, among other things, the NAR settlement agreement: (1) prohibits NAR and REALTOR® MLSs from requiring that listing brokers or sellers make offers of compensation to buyer brokers or other buyer representatives; (2) prohibits NAR, REALTOR® MLSs and MLS participants from making an offer of compensation on the MLS; and (3) requires all REALTOR® MLS participants to enter into a written buyer agreement specifying compensation before taking a buyer on tour. The NAR settlement received final court approval on November 26, 2024. Class action suits raising similar claims are pending and the outcome of the NAR Class Action may result in additional such actions being filed.

The revised NAR rules and practices, as well as changes resulting from any other lawsuits, could lead to changes in how real estate commissions are communicated, negotiated, calculated, or paid, which may in turn meaningfully impact how homebuyers and sellers engage with real estate professionals in the course of buying and selling a home. Without mandated commission sharing, for example, we may see the introduction of hourly or a la carte services. Home lending rules and norms do not currently allow buyers to include buyer’s agent compensation in the balance of a home loan, which may impair the ability of homebuyers to pay their agent fees when purchasing a home. If such changes have the effect of reducing buyer demand for homes generally, it would adversely impact our financial condition and results of operations.

Beyond the NAR Class Action and various similar private actions, beginning in 2018, the DOJ commenced an investigation into NAR for violations of the federal antitrust laws. The DOJ and NAR appeared to reach a resolution in November 2020, resulting in the filing of a Complaint and Proposed Consent Judgment pursuant to which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers. The DOJ has since sought to continue its investigation of NAR. It is uncertain what effect, if any, the resumption of the DOJ’s investigation will have on the larger real estate industry, including any further settlement or any decisions that may result therefrom to repeal, amend, or not enforce existing rules and regulations. Beyond monetary damages, the various class action suits seek to change real estate industry practices and, along with the DOJ investigation, have prompted NAR, state and local real estate boards or MLSs, and other real estate market participants to discuss and consider changes to long-established rules and regulations. Although changes arising from these lawsuits and investigations are uncertain and challenging to predict, they could result in outcomes that materially impact our business, financial condition, and results of operations.

The properties listed in our platform may be predominantly in regions that are particularly susceptible to natural disasters, which may make us susceptible to the effects of these natural disasters in those areas from adverse climate developments or other causes.

The reAlpha platform is currently available and operating in 20 counties in Florida, which are predominantly geographical areas that may be impacted by adverse events such as hurricanes, floods, or other natural disasters, which could cause the value of real estate properties in such at-risk areas to decline, and which effects could be exacerbated by climate change. For example, rising sea levels may lead to decreases in real estate values in at-risk areas, which, in turn, could affect our financial prospects and ability to generate revenue through the reAlpha platform.

Global climate change may also result in heightened severe weather, thus further impacting these geographical areas. Natural disasters in these areas may cause damage to properties listed on reAlpha beyond the scope of any insurance coverage on such property, thus requiring it to be removed from listing indefinitely until, and if, these properties are repaired, which may result in a loss of potential revenues from the sale of these properties. Any properties located near either coast will be exposed to more severe weather than properties located inland. Elements such as water, wind, hail, fire damage and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical and other systems, and cause mold issues over time. As a result, we may lose revenue opportunities if properties in these areas are affected by severe weather and remove from listing.

Risks Related to Ownership of Our Securities

Giri Devanur, our Chief Executive Officer, owns a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval and control the direction of our business.

Giri Devanur, our Chief Executive Officer, beneficially owns approximately 59.78% of our common stock as of the date hereof. As long as Mr. Devanur holds this percentage of beneficial ownership, he will be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through its voting power. Accordingly, for such a period of time, Mr. Devanur will have significant influence with respect to our management, business plans and policies. In particular, for so long as Mr. Devanur continues to hold his shares, he may be able to cause or prevent a change of control of the Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. Such concentrated control may also make it difficult for our other stockholders to receive a premium for their common stock in the event that we merge with a third party or enter into different transactions that require stockholder approval.

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

Additionally, we first started our business as a short-term rental start-up that focused on syndications of real estate properties through exempt offerings (the “Syndications”). Since then, we have discontinued such operations and shifted our business focus to developing AI technologies for the real estate technology market. Given this business strategy pivot, we cannot assure investors will still recognize us as the same company they previously were aware of or that this recent business shift will make our common stock more attractive to previous or new investors.

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

Future sales and issuances of our common stock or securities convertible into common stock, or other securities to purchase common stock, including pursuant to our equity incentive plan or in connection with acquisitions and other transactions we may consummate from time to time, could result in additional dilution  of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, including pursuant to any at-the-market agreements, such sales may result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. We cannot predict the size or nature of future sales or issuances of securities or the effect, if any, that such future sales and issuances will have on the market price of the common stock. Sales or issuances of substantial numbers of common stock or other securities that are convertible or exchangeable into common stock, or the perception that such sales or issuances could occur, may adversely affect prevailing market prices of the common stock.

We are also continuing to consider additional potential acquisitions in connection with our growth strategy, and these acquisitions could involve the issuance of additional shares of common stock or other equity securities. For example, we acquired AiChat, Be My Neighbor and GTG Financial, and in connection with these acquisitions we agreed to issue shares of common stock as part of the consideration thereof, and additional shares of common stock may be issued as earn-out payments based on the financial results of such acquired companies (see “Recent Developments – Acquisition of AiChat Pte, Ltd.,” “Recent Developments – Acquisition of Debt Does Deals, LLC (d/b/a Be My Neighbor)” and “Recent Developments – Acquisition of GTG Financial, Inc.” for more information on the earn-out payments and terms of these completed acquisitions). Further, as part of the consideration for the GTG Financial acquisition, we issued $281,850 (the “GTG Consideration”) of Series A Preferred Stock (as defined below), or 14,063 shares of Series A Preferred Stock, and, in connection with our transaction with Mercurius Media Capital LP (“MMC”), we also issued $5,000,000 (the “MMC Consideration,” and together with the GTG Consideration, the “Preferred Consideration”) of Series A Preferred Stock, or 250,000 shares of the Series A Preferred Stock, with a right for MMC, or its affiliates, to purchase an additional 250,000 shares of Series A Preferred Stock on the same terms (see “Recent Developments – Acquisition of GTG Financial, Inc.” and “Recent Developments – Advertising Agreement and Investment Agreement with Mercurius Media Capital LP” for more information). To the extent that, upon an Automatic Conversion (as defined below) of the shares of Series A Preferred Stock issued in connection with these transactions, the aggregate value of the shares issued upon such Automatic Conversion, based on the volume-weighted average price or closing price of our common stock, as applicable, is less than the Preferred Consideration, as applicable, then we will pay for such difference in value in cash or shares of common stock, at our sole discretion. As a result, in connection with such transactions, we may issue a significant number of shares of our common stock at the time the shares of Series A Preferred Stock are automatically converted, in accordance with the terms thereof, which could cause substantial dilution to the then holders of our common stock.

Additionally, pursuant to the 2022 Plan, we are authorized to grant stock awards to our employees, directors and consultants. In addition, our compensation committee, in accordance with the terms of our STIP, may grant or provide for the grant of restricted stock units to our executive officers and other participating employees or consultants. To the extent we seek, and our stockholders approve, future increases to the number of shares underlying our 2022 Plan, or we grant inducement awards in accordance with Nasdaq rules, our stockholders may experience additional dilution, which could cause our stock price to fall.

We can issue and have issued shares of preferred stock, which may adversely affect the rights of holders of our common stock.

Our certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;

●	make it more difficult for a third party to gain control of us;

●	discourage bids for our common stock at a premium;

●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

●	otherwise adversely affect the market price or our common stock.

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with the acquisition of GTG Financial and our transaction with MMC, we issued 14,063 and 250,000 shares of our Series A Preferred Stock, respectively. Subject to and in accordance with the terms of the Certificate of Designation, each share of Series A Preferred Stock is convertible into one share of our common stock at the election of the holder during the initial 3 year-period following the issuance of such share of Series A Preferred Stock, and each share is automatically convertible at the end of such 3-year period following the issuance thereof, subject to certain beneficial ownership limitations. Each share of Series A Preferred Stock also has voting rights to vote on any matter presented to our stockholders on an as-converted basis and it ranks senior to our common stock as to distributions and payments upon our liquidation, dissolution and winding up. Further, our outstanding shares of Series A Preferred Stock accrue dividends in an amount equal to 3% per annum on its Stated Value (as defined below), which will be payable in additional shares of Series A Preferred Stock or cash, to the extent there are any funds legally available therefor.

We may choose not to pay the accrued dividends of our Series A Preferred Stock in cash, may not have sufficient available cash to pay the dividends as they accrue or may be prohibited contractually, or pursuant to applicable law, from paying such dividends in cash. The payment of the dividends could reduce our available cash on hand, have a material adverse effect on our results of operations and cause the value of our stock to decline in value. Additionally, the issuance of shares of common stock upon conversion of our Series A Preferred Stock, including those that may be issued as payment for dividend accrued thereunder, could cause substantial dilution to the then holders of our common stock.

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

Because we do not expect to pay dividends for holders of our common stock for the foreseeable future, investors seeking cash dividends should not purchase shares of common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We are subject to additional regulatory burdens resulting from being listed on Nasdaq.

As a publicly traded company, we have and will continue to incur significant legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Act, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased, and may continue to increase, the costs and the time that must be devoted to compliance matters. We expect these rules and regulations may continue to increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation (as amended from time to time, the “certificate of incorporation”) provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim of breach of fiduciary duty owed by any director, officer or stockholder;

●	any action asserting a claim against us arising under the Delaware General Corporation Law (“DGCL”), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;

●	any action arising pursuant to any provision of our second amended and restated bylaws (the “bylaws”) or certificate of incorporation; and

●	any action asserting a claim against us or any current or former director, officer or stockholder that is governed by the internal-affairs doctrine.

This provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.

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

Risks Related to Our Cryptocurrency Investment Policy and Treasury Strategy

Our cryptocurrency investment policy exposes us to various risks associated with cryptocurrencies.

Our cryptocurrency investment policy and treasury strategy exposes us to various risks associated with cryptocurrencies, including the following:

Cryptocurrencies are a highly volatile asset. Bitcoin, one of the most recognized cryptocurrencies, is a highly volatile asset that has traded below $40,000 per bitcoin and above $108,000 in the 12 months preceding the date hereof, and ethereum has traded below $2,100 per ethereum and above $4,000 per ethereum during such period. The trading price of cryptocurrencies such as bitcoin and ethereum significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we do not currently intend to hedge our cryptocurrency holdings and have not adopted a hedging strategy with respect to cryptocurrencies. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

Cryptocurrencies do not pay interest or dividends. Cryptocurrencies generally do not pay interest or other returns and we can only generate cash from our future cryptocurrency holdings if we sell such cryptocurrencies or implement strategies to create income streams or otherwise generate cash by using our cryptocurrency holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our cryptocurrency holdings, and any such strategies may subject us to additional risks.

Our cryptocurrency holdings may significantly impact our financial results and the market price of our common stock. Our cryptocurrency holdings may significantly affect our financial results and if we proceed with the purchase of additional cryptocurrencies in the future, they will have an even greater impact on our financial results and the market price of our common stock.

Our cryptocurrency investment policy and treasury strategy has not been tested over an extended period of time or under different market conditions. We will need to continually examine the risks and rewards of this new cryptocurrency investment policy and treasury strategy. This new strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our cryptocurrency investment policy and treasury strategy or actions we undertake to implement it. If cryptocurrency prices were to decrease or our cryptocurrency investment policy and treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

We are subject to counterparty risks, including in particular risks relating to our custodians. Although we plan to implement various measures that will be designed to mitigate our counterparty risks, including by potentially storing all, or substantially all, of the cryptocurrencies we may own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held cryptocurrencies will not be subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If custodially-held cryptocurrencies are nevertheless considered to be the property of the custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such cryptocurrencies and this may ultimately result in the loss of the value related to some or all of such cryptocurrencies. Even if we are able to prevent any cryptocurrencies we acquire from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our cryptocurrencies held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of cryptocurrencies. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, Securities and Exchange Commission, or the SEC, enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. These bankruptcies, closures, liquidations and other events have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin and other cryptocurrencies. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of cryptocurrencies or create or expose additional counterparty risks.

Changes in our ownership of cryptocurrencies could have accounting, regulatory and other impacts. While we expect to own cryptocurrencies directly, we may investigate other potential approaches to owning cryptocurrencies, including indirect ownership (for example, through ownership interests in a fund that owns cryptocurrencies). If we were to own all or a portion of our cryptocurrencies in a different manner, the accounting treatment for our cryptocurrencies and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of cryptocurrencies may force us to liquidate our holdings to use it as collateral, which could be negatively affected by any disruptions in the crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of such cryptocurrencies, all of which could negatively affect our business and implementation of our cryptocurrency investment policy and treasury strategy.

Changes in the accounting treatment of our cryptocurrency holdings could have significant accounting impacts, including increasing the volatility of our results. Cryptocurrencies are currently accounted for as indefinite-lived intangible assets under generally accepted accounting principles in the United States, which means, to the extent we acquire any cryptocurrency, we will recognize decreases in the value of such cryptocurrencies we hold as impairments, but will not recognize any increases in their value until we have sold them. This accounting treatment may adversely affect our operating results in periods where we have recognized an impairment. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-08, or ASU 2023-08, which, upon our adoption, will require us to measure in-scope crypto assets (including any cryptocurrency holdings we may have at the time) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our cryptocurrencies in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our cryptocurrency holdings. The standard is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. Due in particular to the volatility in the price of cryptocurrencies, we expect that the adoption of ASU 2023-08, to the extent we hold any cryptocurrency at such time, will have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our cryptocurrencies on our balance sheet, and could have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

We intend to acquire cryptocurrencies on an ongoing basis, which may subject us to exchange risk and additional tax, legal, and regulatory requirements.

We intend to acquire cryptocurrencies in an amount not to exceed 25% of our cash and cash equivalents, if any, in excess of our estimated operating expenses for the 6-month period from the date of the proposed purchase, which estimated operating expenses include our allocation for acquisition expenses and estimated future current liabilities for such 6-month period, and to hold such cryptocurrencies we purchase as our primary treasury reserve assets until such time we deem it appropriate, subject to market conditions and our operating needs.

The prices of cryptocurrencies such as bitcoin and ethereum have been and may continue to be highly volatile, and our ability to sell cryptocurrencies for fiat currencies or other cryptocurrencies may be subject to unanticipated suspensions in trading, as well as exchange rate risk. While we have not yet acquired any cryptocurrencies, our investment policy allows us to make investments in cryptocurrencies for treasury purposes, which cryptocurrencies will be limited to bitcoin, ethereum solana and any other cryptocurrency that the SEC, Commodities Futures Trading Commission, or high-ranking members of the staff of such regulatory bodies may, through public statements or guidance, identify as likely not being a security. Such determinations, however, are risk-based judgments made by us, and while such judgments are informed by regulatory developments, any such determination does not constitute a legal standard or determination binding on any regulatory body.

Cryptocurrencies have no physical form and rely on blockchain and other technologies for their creation, existence, and transactional validation on their respective blockchains. This reliance subjects cryptocurrencies, cryptocurrency exchanges, and other blockchain intermediaries to unique risks related to cybersecurity, malicious attack, and technological obsolescence. While we believe we have taken reasonable measures to secure any cryptocurrencies we may acquire, these risks, in addition to human errors and computer malfunctions, may result in the loss or destruction of private keys needed to access the cryptocurrencies we hold and blockchain technology we control. In which case, we may lose part or all of the cryptocurrencies we hold and blockchain technology we control, and our financial condition and results of operations may be harmed.

While we believe cryptocurrencies and blockchain technology have significant potential, the popularity and prevalence of cryptocurrencies is a relatively recent trend, and whether cryptocurrencies and blockchain technology will continue to be adopted by consumers and businesses in the long term is uncertain. There has been increased focus on the use of cryptocurrencies for improper, illegal, or fraudulent activities associated with various cryptocurrency projects, and the environmental risks posed by cryptocurrencies and blockchain technology. Many cryptocurrencies are distributed without an identifiable centralized issuer or governing body, and their legal and regulatory status in various jurisdictions is unclear and may change in the future. New legislation and regulations, law enforcement and regulatory interventions, and judicial decisions may adversely affect cryptocurrencies, blockchain technology, and future adoption of both by consumers and businesses. Developments of this nature may also adversely affect the value of cryptocurrencies we hold, blockchain technology we control, and our ability to buy, sell, accept, and use cryptocurrencies and blockchain technology in the future.

Regulatory change reclassifying cryptocurrencies as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, and could adversely affect the market price of cryptocurrencies and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended, or the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date hereof.

While the SEC stated that its view is that bitcoin and ethereum are not a “security” for purposes of the federal securities laws, the SEC has not provided an official position regarding other cryptocurrencies. Therefore, to the extent we hold any cryptocurrencies, a contrary determination by the SEC regarding bitcoin and ethereum, or the SEC’s determination that cryptocurrencies such as solana are “securities” for purposes of federal securities laws, could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consisting of investments in cryptocurrencies exceed 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls under the 1940 Act that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If cryptocurrencies are determined to constitute a security for purposes of the federal securities laws, and to the extent we acquire any cryptocurrencies, we would take steps to reduce the percentage of cryptocurrency that constitute investment assets under the 1940 Act. These steps may include, among others, selling cryptocurrencies that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our cryptocurrencies at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if cryptocurrencies are determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of cryptocurrencies and in turn adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We acknowledge the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. While we are in the process of enhancing our cybersecurity practices, we are committed to continually improving and adapting to evolving threats to maintain a high standard of protection.

Managing Material Risks and Integrated Overall Risk Management

We have developed and implemented a cybersecurity program that seeks to ensure the confidentiality, integrity, and availability of our information assets, including its critical systems. We use information security management standards like ISO 27001 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We are actively integrating cybersecurity risk management into our broader enterprise risk management framework. This integration is designed to promote a company-wide culture of cybersecurity awareness and risk management. Our risk management team, in collaboration with external consultants, is assessing and addressing cybersecurity risks in alignment with our operational and business needs. This ongoing integration ensures that cybersecurity considerations are increasingly embedded in our decision-making processes at every level.

Our cybersecurity framework draws upon the National Institute of Standards and Technology (“NIST”) cybersecurity framework, which provides guidance for identifying, assessing, and managing cybersecurity risks. While we are in the early stages of fully implementing this framework, we are committed to following its principles as we strengthen our cybersecurity measures to protect both our digital and physical assets.

Engage Third-parties on Risk Management

Recognizing the evolving nature of cybersecurity threats, we have been engaging with external experts, including cybersecurity assessors, consultants, and auditors, to assess and enhance our risk management systems. These third parties are assisting us with evaluating our cybersecurity posture, recommending improvements, and advising on the implementation of best practices. As we progress, we will continue leveraging these external insights to enhance our cybersecurity strategies and ensure alignment with industry standards.

Oversee Third-party Risk

We understand the potential risks associated with third-party service providers, and we are working on implementing stronger oversight processes. While we have initiated security assessments for our third-party providers, we are in the process of enhancing these efforts to include more frequent evaluations and ongoing monitoring. This will help mitigate the risk of security incidents originating from third parties.

Risks from Cybersecurity Threats

To date, we have not encountered cybersecurity incidents that have materially impaired our operations or financial position. However, we are proactively preparing for the possibility of cybersecurity risks, ensuring that our systems are protected against potential threats in the future.

Governance

Our board of directors understands the critical nature of cybersecurity and is closely involved in overseeing our efforts to mitigate cybersecurity risks. We are in the process of formalizing governance structures and oversight mechanisms to ensure that these risks are managed effectively, with the aim of strengthening our operational integrity and enhancing stockholder confidence.

Management’s Role Managing Risk

The Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), and Chief Financial Officer (“CFO”) are actively involved in managing cybersecurity risks. They receive regular updates, which include an overview of the current cybersecurity landscape, the status of ongoing initiatives, and compliance with regulatory requirements. We are establishing structured processes for ongoing communication among the executive team to ensure they remain informed and involved in key cybersecurity decisions.

Risk Management Monitoring

We are committed to monitoring cybersecurity risks and are in the process of implementing enhanced monitoring systems. With the assistance of cybersecurity consultants, we are refining our cybersecurity policies and controls, including regular audits and the deployment of advanced security measures such as Multi-Factor Authentication (“MFA”) and stronger email filtering protocols. In addition, we are continuing to develop incident response plans, communication protocols, and disaster recovery plans to be prepared for any potential cybersecurity incidents.

Security Training

We are providing cybersecurity training to our employees and plan to continue enhancing this program on an ongoing basis. Regular updates and internal campaigns will ensure that our employees are well-prepared to identify and respond to cybersecurity threats in an effective manner.

Reporting to Board of Directors

The COO regularly informs the CEO and CFO on cybersecurity risks and initiatives. Significant cybersecurity matters will be escalated to the audit committee for review, where management will provide detailed updates on risk assessments, incident response, and the effectiveness of our cybersecurity strategies. The audit committee will continue to evaluate the progress of our cybersecurity initiatives and offer guidance to help strengthen our efforts.

ITEM 2. PROPERTIES.

Our principal office is located at 6515 Longshore Loop, Suite 100, Dublin OH 43017, with a satellite office in New Jersey and Bengaluru, India. At our principal office in Dublin, Ohio, we pay approximately $1,600 per month to use a co-working business center on a 12-month licensing basis. For our satellite office in New Jersey, located at 525 Washington Blvd 300, Jersey City, NJ 07310, we pay approximately $4,600 per month to use a co-working business center on a 16-month licensing basis. Our satellite office in India is located at No 7, 3rd Floor, MKP Road, Padmanabhanagar, Bengaluru 560070, India and we pay approximately $570 per month towards a lease that expires on August, 31, 2026. We believe these locations are suitable and adequate for our current levels of operations and anticipated growth.

ITEM 3. LEGAL PROCEEDINGS.

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

Malpractice Lawsuit

On July 13, 2023, the Company filed a complaint in Franklin County, Ohio, against Buchanan, Ingersoll & Rooney, PC (“Buchanan”), Rajiv Khanna (“Khanna”) and Brian S. North (“North,” together with Buchanan and Khanna, the “Buchanan Legal Counsel”). The complaint alleges that the Buchanan Legal Counsel failed to provide proper and timely legal advice during the Company’s Tier 2 Regulation A offering, resulting in late Blue Sky notice filings with all required states prior to the Company offering and selling securities in those states. As a result, the Company was subject to a number of inquiries, investigations, and subpoenas by the various states, incurring significant legal fees and fines, lost opportunity due to pausing its Regulation A campaign, in addition to the loss of a $20 million institutional investment. The Company is seeking the forfeit of all legal fees associated with this matter, the award of legal fees to bring this matter to action, and further legal and equitable relief as the Court deems just and proper. In response to the counterclaims filed by the Buchanan Legal Counsel on August 16, 2023, the Company has denied the allegations made therein, asserting that they lack merit and are either insufficiently supported or entirely untrue. The Company contends that any damages claimed by the defendants arise from their own negligence and failure to meet their contractual obligations. At this time, the Company cannot predict the eventual scope, duration, or outcome of the lawsuit.

GEM Lawsuit

On November 1, 2024, we filed a lawsuit against GYBL in the United States District Court for the Southern District of New York (the “Court”), claiming that GYBL operated as an unregistered broker-dealer under the Exchange Act. We are seeking to void the GEM Warrants, or alternatively, a declaratory judgment determining that the GEM Warrants’ terms govern the exercise price adjustment calculation rather than the related GEM Agreement’s terms. On January 17, 2025, GYBL moved to dismiss our complaint, and, on March 14, 2025, the Court granted GYBL’s motion to dismiss our complaint relating to the lawsuit against GYBL. We are currently evaluating the Court’s decision and all legal rights available to us, including, but not limited to, appealing the Court’s decision to the United States Court of Appeals for the Second Circuit. There is no assurance that any such appeal would be successful.

Following the Court’s dismissal of our complaint, on March 19, 2025, GYBL commenced a separate action against us in the Court (the “GYBL Action”). The GYBL Action concerns the GEM Warrants, and it asserts two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. We intend to vigorously defend against GYBL’s claims and litigate our legal rights to the fullest extent.

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

Holders of Record

As of March 24, 2025, we had 3,140 holders of record of our common stock, which number does not include an indeterminate number of holders whose shares of common stock are held by brokers in street name, and 2 holders of record of our Series A Preferred Stock.

Our transfer agent for our securities is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2024, and from the period from January 1, 2025 to the filing date of this report which have not previously been disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Equity Compensation Plan Information

See “Item 11. Executive Compensation,” for information about our equity compensation plan and related compensation program.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, the terms of any indebtedness and general financial condition. The payment of any cash dividends will be within the discretion of the board at such time. In addition, the board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Holders of shares of our Series A Preferred Stock are entitled to receive, whether or not declared by our board of directors, dividends at the rate of 3% per annum on a stated value of $20 per share, which will be payable, in the sole discretion of the board of directors, in cash out of funds legally available for the payment of such dividends or additional shares of Series A Preferred Stock. See “Recent Developments – Designation of Series A Preferred Stock” for more information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no share repurchase activity for the three months ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion and analysis here and throughout this report contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors.”

Overview

We are a real estate technology company developing an end-to-end commission-free homebuying platform, which we have named reAlpha. Our goal is to offer through our AI-powered platform a more affordable, streamlined experience for those on the journey to homeownership. The reAlpha platform integrates AI-driven tools to offer, among others, tailored property recommendations, an intuitive visual interface, mortgage brokering, digital title and escrow services within the platform. Our tagline: “No fees. Just keys. TM” reflects our mission to eliminate traditional barriers to home ownership and make it more accessible and transparent.

The reAlpha platform assists homebuyers with tasks such as mortgage pre-approval, booking tours, sending offer letters and completing property acquisitions. The reAlpha platform also provides market insights, detailed property data, and uses large language models to answer queries and facilitate the homebuying process via a user-friendly, 24/7 web platform and iOS application. The reAlpha platform’s capabilities are complemented and supported by licensed real estate agents with reAlpha Realty, LLC, our in-house brokerage firm, on a no-obligation and commission-free basis. Although the reAlpha platform is currently only available for homebuyers in 20 counties in Florida, we intend to expand its capabilities nationwide by the end of 2026 depending on numerous factors, including, among other things, our ability to acquire and maintain real estate and mortgage licenses in all 50 U.S. states and the District of Columbia, obtain additional MLS data, create and run successful marketing campaigns nationwide to gain brand recognition and increase our geographical reach and build a scalable technology infrastructure.

Our Business Model and AI Technologies

We are continuously working to commercialize, enhance and refine our AI technologies and the reAlpha platform to continue generating technology-derived revenue. Further, as part of our growth strategy, we intend to continue identifying and acquiring companies that are complementary to our business, and we intend to generate revenue from integrating such acquired companies and their capabilities into our business and our reAlpha platform. To advance such strategy, during 2024 we announced the acquisitions of Naamche, AiChat, Hyperfast and Be My Neighbor, and, since the beginning of 2025, GTG Financial. These acquisitions have added revenue, additional potential sources of revenue, technology services under our umbrella of product offerings, and, as further described below, additional operational and service-related capabilities to the reAlpha platform.

For instance, as a result of the acquisition of Be My Neighbor and GTG Financial, our in-house mortgage brokerage that operates through the reAlpha platform is now licensed to operate, in 30 U.S. states. Additionally, because of our acquisition of Hyperfast, we now can offer title, closing and settlement services in 3 U.S. states. As a result of these acquisitions, consumers using the reAlpha platform have access to these services directly in the platform, both through the web platform and iOS application. We expect to continue seeking additional strategic acquisitions that we believe will add additional sources of potential revenue and services to homebuyers using the reAlpha platform, including, but not limited to, home-showing companies, wholesale mortgage lenders, companies providing services for post-closing services (such as utility hookups, among others) and real estate brokerages. Additionally, although we have already acquired two mortgage brokerage firms and a title company, we may consider further acquisitions of companies providing such services to increase the number of U.S. states we are licensed to operate in and the potential revenue opportunities associated with expanding our geographical markets and reach of the reAlpha platform.

Before shifting our focus towards the development of our AI technologies and the reAlpha platform, our operational model was asset-heavy and built on utilizing our proprietary AI-powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the property’s performance as a short-term rental. In the first quarter of 2024, we decided to halt these operations due to macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, which conditions persisted throughout the fiscal year 2024. This led us to sell our last real property asset for such operations, and to recognize the impairment of goodwill and intangible assets under the rental business segment. As a result, in the first quarter of 2025, our board of directors approved to discontinue our short-term rental business operations entirely. The discontinuation of our rental business segment operations meets the criteria to be reported as discontinued operations (see “Note 16 – Discontinued Operations” for more information).

Business Segment

The technology services segment is currently our only reportable segment following the approval by our board of directors to discontinue our rental business segment operations (see “Note 16 – Discontinued Operations” and “Note 17 – Segment Reporting” for more information). Our technology services segment offers and develops AI-based products and services to customers in various industries, including, but not limited to, real estate, retail, hospitality and education industries. Our technology development efforts are currently focused on the development and enhancement of the reAlpha platform.

Technology Services

We seek to differentiate ourselves from competitors primarily through the integration of AI into our technologies for the real estate industry. We expect that our technology services segment will benefit from the current growth of the AI industry, and we believe that we are well-positioned to take advantage of these current trends due to our early adoption of AI for the development of our technologies.

Our revenue model revolves around our mortgage services, title services and related homebuying services through the reAlpha platform, which is currently under limited availability, and services offered by our subsidiaries, such as AiChat, Naamche, Be My Neighbor, Hyperfast and GTG Financial. In order to expand the availability of the reAlpha platform, and services provided thereunder, nationwide, we will need to obtain the relevant real estate and mortgage licenses in the U.S. states we are not yet licensed in, and, until we obtain such licenses, the reAlpha platform will remain under limited availability for homebuyers in 20 counties in Florida. While the reAlpha platform is under limited availability, we will continue offering standalone mortgage brokerage services through our subsidiaries, Be My Neighbor and GTG Financial, in 30 U.S. States and digital title and escrow services through our subsidiary, Hyperfast, in 3 U.S. states. We also plan to continue acquiring companies in the real estate market that provide services relating to the homebuying process, including, but not limited to, mortgage brokerage firms, title and escrow service providers, home insurance providers and others that are complementary to our business, which we expect to generate revenues by offering such services through the reAlpha platform, or as standalone offerings to customers. We expect that our reAlpha platform will drive additional customers to these acquired companies through users interacting and buying homes on the reAlpha platform, which will expand their overall potential customer base.

Recent Developments

Acquisition of AiChat Pte. Ltd.

On July 12, 2024, we entered into a Business Acquisition and Financing Agreement (the “Acquisition Agreement”) with AiChat, a company incorporated in the Republic of Singapore, AiChat10X Pte. Ltd., a Singaporean company (the “AiChat Seller”), and Kester Poh Kah Yong (the “Founder”). Under the Acquisition Agreement, we acquired 85% of the outstanding ordinary shares of AiChat, an AI-driven company specializing in conversational customer experience solutions, from the AiChat Seller. The remaining 15% of AiChat’s shares will be acquired on June 30, 2025 (the “Acquisition”).

In exchange for all of the ordinary shares of AiChat outstanding immediately prior to the execution of the Acquisition Agreement, and pursuant to the terms and subject to the conditions of the Acquisition Agreement, we agreed to pay the AiChat Seller an aggregate purchase price of $1,140,000, consisting of: (i) $312,000 in restricted shares of our common stock, based on a 10% discount to the 10 day volume weighted average price (the “VWAP Share Price”) of our common stock as reported on the Nasdaq Capital Market (“Nasdaq”) and issuable to the AiChat Seller no later than January 1, 2025 (the “First Tranche Shares”); (ii) $588,000 in restricted shares of our common stock, based on a 10% discount to the VWAP Share Price, subject to any Base Case Adjustment (as defined in the Acquisition Agreement), issuable to the AiChat Seller no later than April 1, 2025 (the “Second Tranche Shares”); and (iii) $240,000 in restricted shares of our common stock, calculated at a 5% discount to the VWAP Share Price, issuable to the AiChat Seller no later than December 1, 2025 (the “Third Tranche Shares,” and together with the First Tranche Shares and the Second Tranche Shares, the “Tranche Shares”). In addition, we agreed to subscribe for and purchase from AiChat: (i) 55,710 ordinary shares of AiChat as of the Acquisition’s closing date, for a subscription price of $60,000; and (ii) 222,841 ordinary shares of AiChat in accordance with a disbursement scheduled to be determined and agreed to by us, AiChat and the Founder, for a total subscription price of $240,000.

Streeterville Capital, LLC Note Purchase Agreement and Secured Promissory Note

On August 14, 2024, we entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (“Lender”) pursuant to which we issued and sold to the Lender a secured promissory note in the original principal amount of $5,455,000 (the “Note”). The Note carries an original issue discount of $435,000 and we agreed to pay $20,000 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, each of which were deducted from the proceeds of the Note received by us resulting in a purchase price received by us of $5,000,000. Interest under the Note accrues at a rate of 8% per annum, and the unpaid amount of the Note, and any interest, fees, charges and late fees are due 18 months following the date of issuance. The Note and Purchase Agreement include certain material terms, including the Lender’s ability to redeem a portion of the Note from time to time beginning seven months after issuance, events of default and penalties associated therewith, restrictive covenants on our ability to issue securities, subject to exceptions set forth therein, a “most favored nation” provision, among others. In connection with the Note and Purchase Agreement, we, Rhove, and subsequently Be My Neighbor, also entered into security agreements and intellectual security agreements in favor of the Lender, and our U.S. subsidiaries entered into a guaranty in favor of the Lender. In connection with the issuance of the Note, we also paid Maxim Group LLC (“Maxim”), as the lead placement agent of the sale of the Note and any additional notes, a cash fee equal to 3.75% of the gross proceeds received by us for the Note and any additional notes and to reimburse Maxim for its reasonable accountable expenses, including legal fees, up to an aggregate amount of $10,000. In addition, if within nine months of a closing of a sale of the Note or any additional notes, we complete any financing of equity or equity-linked capital-raising activity with, or receive proceeds from, any of the investors that were introduced to us by Maxim in connection with the Placement, then we will pay Maxim a cash fee of 3.75% of the proceeds received from such financing.

Acquisition of Debt Does Deals, LLC (d/b/a Be My Neighbor)

On September 8, 2024 (the “Closing Date”), we entered into a Membership Interest Purchase Agreement (the “BMN Acquisition Agreement”) with Be My Neighbor, a Texas limited liability company, along with Christopher Bradley Griffith and Isabel Williams (collectively, the “BMN Sellers” and individually, a “BMN Seller”). Under this agreement, we acquired 100% of the outstanding membership interests in Be My Neighbor, a mortgage brokerage firm (the “BMN Acquisition”).

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

The Buyer Shares and any Earn-Out Payment shares (collectively, the “Shares”) will be restricted for 180 days from issuance, during which time the BMN Sellers cannot sell, assign, or transfer them. To comply with Nasdaq Listing Rule 5635(a), the total Shares issued cannot exceed 19.99% of our outstanding common stock (the “Cap Amount”) immediately before the BMN Acquisition, or 8,880,383 shares. If the Shares exceed this Cap Amount, we will compensate the BMN Sellers in cash for the excess, according to a formula in the BMN Acquisition Agreement.

Cryptocurrency Investment Policy

On December 19, 2024, our board of directors approved a cryptocurrency investment policy and the adoption of certain cryptocurrencies as our primary treasury reserve assets. In accordance with our cryptocurrency investment policy, we intend to acquire cryptocurrencies in an amount not to exceed 25% of our cash and cash equivalents, if any, in excess of our estimated operating expenses for the 6-month period from the date of the proposed purchase, which estimated operating expenses include our allocation for acquisition expenses and estimated future current liabilities for such 6-month period, and to hold such cryptocurrencies we purchase as our primary treasury reserve assets until such time we deem it appropriate, subject to market conditions and our operating needs.

ATM Program

On December 19, 2024, we entered into an At the Market Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”). In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through A.G.P., acting as sales agent, shares of our common stock having an aggregate offering price of up to $14,275,000 (the “Placement Shares”). The Placement Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283284) filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2024, and declared effective on November 26, 2024.

On January 31, 2025, we entered into Amendment No. 1 to the Sales Agreement, to reduce the floor price from $5.00 to $3.90 per Placement Share. Then, on February 27, 2025, we entered into Amendment No. 2 to the Sales Agreement to, among other things, reduce the floor price from $3.90 to $0.01 per Placement Share.

On March 24, 2025, we provided notice to A.G.P. of our election to terminate the Sales Agreement, which termination was effective on March 29, 2025 in accordance with the terms of the Sales Agreement. Through March 24, 2025, the Company had sold an aggregate of 160,879 shares of common stock pursuant to the Sales Agreement, resulting in gross proceeds of $231,236.

Designation of Series A Convertible Preferred Stock

On February 20, 2025, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, designating 1,000,000 shares of the 5,000,000 shares of the authorized but unissued class of the Company’s stock known as preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

The Series A Preferred Stock has a stated value of $20 per share (the “Stated Value”), and a conversion price per share of $20 per share, subject to adjustments provided in the Certificate of Designation (the “Conversion Price”). The holders of outstanding shares of Series A Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible at the Conversion Price as of the record date for determining stockholders entitled to vote on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting). Further, commencing on the issuance date of a share of Series A Preferred Stock, each such share of Series A Preferred Stock outstanding and not converted into Common Stock will accrue dividends on a daily basis at a per annum rate of 3.0% of the Stated Value, which dividends will be payable no later than 60 calendar days after the end of each Dividend Period (as defined in the Certificate of Designation) in accordance with and subject to the terms and conditions of the Certificate of Designation (the “Preferred Dividends”). If any shares of Series A Preferred Stock are converted in accordance with and subject to the terms and conditions of the Certificate of Designation on a Conversion Date (as defined in the Certificate of Designation) during the period after the last day of a Dividend Period and prior to the close of business on the corresponding Dividend Record Date (as defined in the Certificate of Designation) for such Dividend Period, and the Company has not paid the entire amount of the Preferred Dividends payable for such corresponding Dividend Period, then the amount of Preferred Dividends with respect to such shares of Series A Preferred Stock will be added to the Liquidation Amount (as defined below) for purposes of such conversion, which Liquidation Amount is the amount, as of any date and with respect to any share of Series A Preferred Stock, equal to the sum of (x) the Stated Value and (y) accrued but unpaid dividends, if any, on such share of Series A Preferred Stock (the “Liquidation Amount”). If any shares of Series A Preferred Stock are instead converted in accordance with and subject to the terms and conditions of the Certificate of Designation on a Conversion Date during the period after the close of business on any Dividend Record Date and prior to the close of business on the corresponding Dividend Payment Date (as defined in the Certificate of Designation), then the amount of Preferred Dividends with respect to such shares of Series A Preferred Stock (the “Residual Payments”), at the Company’s option, will either (x) be paid in cash on or prior to the date of such conversion or (y) if not paid in cash, be added to the Liquidation Amount for purposes of such conversion.

The Series A Preferred Stock ranks: (i) senior to all of the Common Stock, (ii) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Series A Preferred Stock (“Junior Securities”), (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series A Preferred Stock (“Parity Securities”) and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series A Preferred Stock (“Senior Securities”), in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

In the event of the Company’s liquidation, dissolution or winding up, holders of the Series A Preferred Stock will be entitled to, subject to the superior rights of the holders of any Senior Securities, (i) receive, in preference to any distributions of any of the assets, whether capital or surplus, of the Company to the holders of the Common Stock and Junior Securities and pari passu with any distribution to the holders of Parity Securities, (a) any Residual Payments and (b) the Liquidation Amount with respect to such shares of Series A Preferred Stock, in each case, before any payments shall be made or any assets distributed to holders of any class of Common Stock or Junior Securities; and (ii) participate pari passu with the holders of Common Stock (on an as-converted to Common Stock basis and disregarding for such purpose any Beneficial Ownership Limitation (as defined in the Certificate of Designation)) in the remaining distribution of the net assets of the Company available for distribution.

The Series A Preferred Stock is convertible at the option of the holder at any time during the period beginning on the date of issuance of such Series A Preferred Stock and ending on the date that is 3 years following the respective issuance date thereof (the “Conversion Period”) into a number of Conversion Shares (as defined below) equal to the Liquidation Amount of such share of Series A Preferred Stock divided by the Conversion Price, subject to any Beneficial Ownership Limitation. On the business day after the expiration of the Conversion Period of a Series A Preferred Stock, each such share of Series A Preferred Stock will automatically convert into a number of Conversion Shares equal to the Liquidation Amount of such shares of Series A Preferred Stock divided by the Conversion Price, subject to any Beneficial Ownership Limitation.

Acquisition of GTG Financial, Inc.

On February 20, 2025, we entered into a Stock Purchase Agreement (the “GTG Purchase Agreement”) with GTG Financial and Glenn Groves, an individual (the “Seller”), pursuant to which the Company acquired from the Seller 100% of the issued and outstanding shares of common stock of GTG (the “Acquired Shares”), a mortgage brokerage company, the closing of which transaction (the “Closing” and the date of the Closing, the “GTG Closing Date”) took place simultaneously with the execution of the GTG Purchase Agreement.

Pursuant to and subject to the terms and conditions of the GTG Purchase Agreement, the Company agreed to pay to the Seller an aggregate purchase price of up to $4,200,000 for the Acquired Shares, subject to the adjustments described below, consisting of: (i) $281,250 (the “Preferred Consideration”) in 14,063 shares of Series A Preferred Stock (as defined below) (the “Preferred Shares”), each of which is convertible into shares of our common stock at a conversion price of $20 per share of Series A Preferred Stock (the “Conversion Shares”), in accordance with the terms and conditions of and subject to the adjustments set forth in the Certificate of Designation; (ii) $1,287,000 in 700,055 restricted shares of Common Stock (the “Company Shares”), at a price per share of $1.84 calculated based on the volume weighted average price of the Common Stock as reported on the Nasdaq Capital Market (the “VWAP”) for the 7 calendar days immediately prior to the GTG Closing Date and payable to the Seller within 90 days from the GTG Closing Date; (iii) $1,344,750 payable in cash (the “Cash Portion”) to the Seller as follows: (A) 30% of the Cash Portion payable on the 120-day anniversary of the GTG Closing Date, (B) 30% of the Cash Portion payable on the 150-day anniversary of the GTG Closing Date and (C) 40% of the Cash Portion payable on the 180-day anniversary of the GTG Closing Date; and (iv) up to an aggregate of $1,287,000 in potential earn-out payments, payable in three tranches of up to $429,000 in cash or restricted shares of Common Stock (the “Earn-Out Shares”), at the Company’s sole discretion and subject to the adjustments described below, each of which is calculated based on a formula set forth in the GTG Purchase Agreement and subject to the achievement of certain financial metrics by GTG for three successive measurement periods of 12 months, with the first measurement period ending 12 months following the 1st of the month after the GTG Closing Date (collectively, the “GTG Earn-Out Payments,” and each, an “GTG Earn-Out Payment”). Specifically, each GTG Earn-Out Payment will be payable in full if GTG achieves certain revenue and EBITDA thresholds for each of the measurement periods, each of which is payable within 120 days after the end of a measurement period. If GTG does not meet the revenue and EBITDA threshold for a measurement period, a pro-rated amount of the GTG Earn-Out Payment for such measurement period will be paid to GTG based on the actual revenue and EBITDA achieved in accordance with the formula set forth in the GTG Purchase Agreement. Further, if GTG exceeds the revenue and EBITDA thresholds for any measurement period, the GTG Earn-Out Payment for such measurement period will not be capped and will be increased accordingly based on the formula set forth in the GTG Purchase Agreement.

Additionally, the GTG Purchase Agreement provides that, to the extent that, upon an Automatic Conversion (as defined in the Certificate of Designation), the aggregate value for the Conversion Shares on the Automatic Conversion Date (as defined in the Certificate of Designation) is less than the Preferred Consideration, as determined based on the VWAP of such Conversion Shares on the Automatic Conversion Date, then the Company will pay for such difference in value in cash or in shares of Common Stock (the “Shortfall Shares,” and together with the Conversion Shares, Company Shares and Earn-Out Shares, the “GTG Shares”), at the Company’s sole discretion, payable or issuable to the holder, as applicable, no later than 30 calendar days after the Automatic Conversion Date. Further, to the extent that the Company does not pay the Cash Portion in full by the date that is 180 days of the GTG Closing Date, then, beginning on the 181st day following the GTG Closing Date, the outstanding amount of the Cash Portion will bear interest at a rate per annum equal to 4% and the Seller will have the right, at the Seller’s sole discretion and to the extent permitted by law, to rescind the transactions contemplated under the GTG Purchase Agreement, in which case the Seller will return any and all consideration paid by the Company in exchange for all the Acquired Shares, and the Company will return the Acquired Shares to the Seller, in each case in accordance with and subject to the terms and conditions of the GTG Purchase Agreement. The Cash Portion outstanding at any time will also become due and payable no later than 60 days after the Company’s consummation of a bona fide transaction or series of transactions with the principal purpose of raising capital in the minimum amount of $10,000,000, whether through loans provided to the Company or through the sale of the Company’s equity securities.

The aggregate amount of GTG Shares issuable under the GTG Purchase Agreement, for purposes of complying with Nasdaq Listing Rule 5635, may in no case exceed the Cap Amount immediately prior to the execution of the GTG Purchase Agreement, or 9,206,230 shares, without stockholder approval of any shares exceeding such amount. In the event the GTG Shares issuable pursuant to the GTG Purchase Agreement exceed the Cap Amount, the Company will pay the Seller cash in lieu of such excess shares of Common Stock, based on a formula set forth in the GTG Purchase Agreement.

Advertising Agreement and Investment Agreement with Mercurius Media Capital LP

On March 7, 2025, we simultaneously entered into an Advertising Agreement (the “Advertising Agreement”) and an Investment Agreement (the “Investment Agreement,” and together with the Advertising Agreement, the “Transaction Documents”) with Mercurius Media Capital LP (“MMC”). In accordance with the Transaction Documents, the Company agreed to issue and sell to MMC 250,000 shares of Series A Preferred Stock for an aggregate purchase price of $5,000,000 (the “Consideration”). The Consideration was paid to the Company in the form of a Credit (as defined in the Advertising Agreement) issued by MMC to the Company at the closing Date in accordance with the terms and subject to the conditions set forth in the Advertising Agreement.

Under the Advertising Agreement, the Company will have until December 31, 2025, or, if extended pursuant to the terms of the Advertising Agreement at the request of the Company (the “Extension Period”), March 31, 2026 (such term, as extended pursuant to the terms of the Advertising Agreement, the “Credit Term”), to utilize its Credit with MMC to purchase advertisements in the Media (as defined in the Advertising Agreement) related to the Company’s products, services, brands and business, on the terms and subject to the conditions set forth in the Advertising Agreement. Any unused portion of the Credit at the expiration of the Credit Term will be forfeited by the Company, subject to the compliance of MMC with the terms and obligations set forth in the Advertising Agreement. To the extent the original Credit Term is extended in accordance with the terms of the Advertising Agreement, the Company will only be able to utilize a maximum of $1,000,000 of the remaining Credit during such Extension Period. In order to purchase advertisements in the Media, the Company will be required to submit Media Credit Orders (as defined in the Advertising Agreement) to MMC, and, upon receipt of those Media Credit Orders by MMC, the Credit relating to those will be deemed used, provided that all advertisements relating to such Media Credit Order run on the Media in accordance therewith no later than 90 days after the last date specified in the applicable Media Credit Order, and, to the extent the advertisements do not run in the applicable Media, such Credit shall be re-added to the Company’s overall Credit to be used during the Credit Term. Each of MMC and the Company may terminate the Advertising Agreement at any time in the event of a Material Breach (as defined in the Advertising Agreement) by the Company or MMC, provided that such Material Breach, if capable of cure or remedy, has not been cured or remedied by such defaulting party within 60 days of the receipt of written notice of such Material Breach by the defaulting party.

Additionally, the Investment Agreement further provides that, to the extent that the aggregate value of the Conversion Shares issued upon the Automatic Conversion is less than the Consideration, as determined based on the closing price of our common stock, as reported on the Nasdaq Stock Market on the applicable Automatic Conversion Date, then the Company shall pay for such difference in cash or in shares of Common Stock (the “MMC Shortfall Shares,” and together with the Conversion Shares, the “MMC Shares”), at the Company’s sole discretion, no later than 30 calendar days after the Automatic Conversion Date, on the terms and subject to the conditions set forth in the Investment Agreement. The Investment Agreement further provides that at any time during the 2-month period beginning on the closing Date, MMC will have the right, but not the obligation, to reinvest up to an additional $5,000,000 in the aggregate in the Company on the same terms and conditions as those set forth in the Transaction Documents.

The aggregate amount of MMC Shares issuable under the Investment Agreement, for purposes of complying with Nasdaq Listing Rule 5635, may in no case exceed the Cap Amount immediately prior to the execution of the Investment Agreement, or 9,228,411 shares, without stockholder approval of any MMC Shares exceeding such amount. In the event the MMC Shares issuable pursuant to the Investment Agreement exceed the Cap Amount, the Company will pay MMC cash in lieu of such excess MMC Shares, based on a formula set forth in the Investment Agreement.

Mutual Settlement and Release Agreement with Unreal Estate Inc.

On November 29, 2024: (i) we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Unreal Estate LLC (the “Unreal”), USRealty Brokerage Solutions, LLC (“US Realty”) and Unreal Estate Inc. (“Unreal Estate”), pursuant to which, on November 20, 2024 we acquired from the Unreal 100% of the membership interests of US Realty that were outstanding immediately prior to the execution of the MIPA; (ii) we entered into a Letter Agreement (the “Letter Agreement”), with Unreal and Unreal Estate, pursuant to which we agreed to purchase an aggregate amount of $600,000 of convertible promissory notes from Unreal Estate in a series of six installments; and (iii) Unreal Estate issued and sold to us, pursuant to the terms of the Letter Agreement, a convertible promissory note in the original principal amount of $60,000 (the “Note,” and together with the Purchase Agreement and the Letter Agreement, the “Agreements”).

On March 19, 2025, we entered into a Mutual Settlement and Release Agreement (the “Settlement Agreement”), with Unreal Estate, to resolve certain claims and disputes between us and Unreal Estate related to their respective obligations under the Agreements and the transactions contemplated thereby. Pursuant to the Settlement Agreement, we agreed to pay Unreal Estate a total sum of $80,000 in cash within one business day following Unreal Estate’s execution and delivery of the Settlement Agreement, and the parties agreed that we will retain full ownership of and control over the membership interests of US Realty that we had acquired pursuant to the Purchase Agreement.

The Settlement Agreement also includes a mutual release of claims whereby each of the Company and Unreal Estate agreed (on behalf of themselves and their respective affiliates, successors and assigns) to release the other party of any known and unknown claims arising out of or related to the Agreements and other specified agreements entered into in connection therewith, subject to certain exceptions only with respect to the release of claims given by us.

Pursuant to and as a result of the Settlement Agreement, the Note was cancelled and the parties confirmed the termination of the Letter Agreement.

Streeterville Capital, LLC Exchange Agreement

On March 20, 2025, the Company and the Lender (as defined above), the holder of that certain outstanding Note (the “Original Note”), entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company and the Lender agreed to (i) partition a new secured promissory note in the form of the Original Note (the “Partitioned Note”) in the original principal amount of $20,000 (the “Exchange Amount”) and then cause the outstanding balance of the Original Note to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 15,873 shares (the “Exchange Shares”) of our common stock at an effective price per Exchange Share equal to $1.26, which is the Minimum Price as defined in Nasdaq Listing Rule 5635(d).

Recent Legal Challenges to Sales Agents’ Commission Structure

Recent developments in the real estate industry have seen increased scrutiny and legal challenges related to the structure of real estate agent commissions. Legal actions and regulatory inquiries have been initiated to examine the fairness, transparency, and potential anticompetitive practices associated with the traditional commission model. Courts and regulatory bodies may be increasingly focused on ensuring transparency in commission structures, potentially leading to reforms that impact the earnings and business models of real estate professionals. Changes in legislation or legal precedents could impact the standard practices of commission-sharing between listing agents and buyer’s agents and may adversely affect our business model and revenues. On October 31, 2023, a federal jury in Missouri found that the NAR and certain companies conspired to artificially inflate brokerage commissions, which violates federal antitrust law. The judgment was appealed on October 31, 2023, while these and other plaintiffs have filed similar lawsuits against a number of other large real estate brokerage companies.

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

Early indications suggest that these changes are already prompting shifts in industry practices as a result of the NAR lawsuit. For instance, discussions are underway regarding potential changes to rules established by local or state real estate boards or multiple listing services. These changes may necessitate adjustments in brokers’ business models, including alterations in agent and broker compensation structures, as well as requiring buyers to sign separate agreements to compensate their agents. We believe that we are well-positioned to take advantage of some of these potential industry changes. Given that the reAlpha platform offers zero-commission when purchasing a property, we believe that homebuyers that have access to the reAlpha platform will choose our platform over seeking agents to conduct their property search and acquisition to avoid paying additional buyer’s agents fees through these separate agreements. Additionally, we expect that our competitors will need to develop mechanisms and plans to enable buyers to negotiate commissions, which may add another layer of complexity into real estate transactions. We believe that the reAlpha platform will remove such layer by offering all these services – including negotiations of fees through our AI negotiation helper – in one platform, while providing buyers with zero-commission fees on all homes purchased through the reAlpha platform.

The NAR litigation and its ramifications, however, remain uncertain and could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.

Significant Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations. These policies and estimates require the application of significant judgment by management. These estimates can be materially affected by changes from period to period as economic factors and conditions outside of our control change. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report for a more complete description of our significant accounting policies.

Critical accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue and related cost of goods sold in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). A significant portion of our revenues are derived from products and services offered by AiChat, Be My Neighbor and Naamche.

reAlpha Tech Corp. (“reAlpha”) recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers (“ASC 606”), when control of services is transferred to the customer. On a standalone basis, reAlpha generates revenue by providing monthly support services to Turnit related to the myAlphie platform. Revenue is recognized over time as the services are performed and the customer benefits from them.

AiChat, a company specializing in AI conversational customer experience solutions, adheres to the revenue recognition standards outlined in ASC 606. The license fee for platform access and consulting services are recognized as distinct performance obligations, reflecting their ability to provide value independently within our customer contracts. For the “right to access” license fee, revenue is recognized over the duration of the subscription period, as control and benefits are provided continuously to the customer. Consulting services are recognized based on the nature of the engagement. Revenue for one-time services, such as project setups, is recognized at the point in time of delivery. For ongoing consulting services, revenue is recognized over time, reflecting the continuous benefit transferred to the customer throughout the service period. This approach ensures that revenue recognition accurately matches the ongoing provision of access and the timing of consulting services, as per the guidelines of ASC 606.

Be My Neighbor, a mortgage brokerage company, complies with ASC 606 by recognizing revenue at the point of loan closing. This moment marks the transfer of control of the loan to the borrower, capturing the completion of Be My Neighbor’s primary service—successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan closes, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations.

Naamche, a company that provides services related to the development of technology, AI and applications,adheres to ASC 606 for revenue recognition, primarily from its service-based contracts. This approach involves detailed identification of contracts with customers, determination of distinct performance obligations within these contracts, and accurate allocation of transaction prices to these obligations. Revenue is recognized as Naamche satisfies each performance obligation, typically over time, reflecting the ongoing delivery and customer consumption of its tech-driven services.

Goodwill Impairment Testing

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

Discontinued Operations

A business is classified as discontinued when it meets the criteria in ASC 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205”). Assets and liabilities of discontinued operations are presented separately in our consolidated balance sheets, and results are reported as a separate component of “consolidated net loss” in the consolidated statements of loss, for all periods presented.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting in accordance with the ASC 805, Business Combinations (“ASC 805”). The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, Fair Value Measurements (“ASC 820”), using discounted cash flows and other applicable valuation techniques. To assist the Company in making these fair value determinations, the Company may engage third-party valuation specialists or internal specialists who generally assist the Company in the fair value determination of identifiable assets such as customer relationships, Trade Marks and any other significant asset or liabilities. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Operating results of an acquired business are included in our results of operations from the date of acquisition.

For software acquired in a business combination, capitalization occurs when its fair value is determined using the discounted cash flow (“DCF”) method, as per ASC 820. This fair value assessment involves significant inputs and assumptions, including projected cash flows, expected growth rates, discount rates, and other relevant market data. The Company exercises careful judgment in selecting these inputs, based on historical performance, market conditions, and the specific technological characteristics of the software, to ensure that the valuation accurately reflects its economic potential.

Capitalization of Software Development Costs

The Company adheres to ASC 350-40, Intangibles – Goodwill and Other, Internal-Use Software (“ASC 350-40”), for the capitalization of software development costs. Under these standards, costs incurred during the application development stage—including coding, testing, and the development of software functionalities—are eligible for capitalization if they relate to significant improvements that substantially enhance the software’s functionality or extend its service capacity. These costs include direct labor, third-party services, and other expenses directly attributable to the software’s development. Conversely, expenditures for minor enhancements and routine software maintenance are expensed as incurred, consistent with specific U.S. GAAP requirements.

Amortization of capitalized software development costs begins when the software is ready for its intended use and placed in service. These costs are amortized over the software’s estimated useful life, which is assessed by considering factors such as the expected future benefits to us and the rate of technological change.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures from the adoption of this guidance.

Reclassification Presentation

Certain amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations for the periods presented in this report.

Change in Fiscal Year

On December 12, 2023, our board of directors approved the change of our fiscal year end from April 30 to December 31 of each year. In connection with this change, we previously filed a transition report on Form 10-KT to report the results of the eight-month transition period from May 1, 2023 to December 31, 2023 (which we sometimes refer to as the “eight-month transition period ended December 31, 2023”). The periods presented in the accompanying consolidated financial statements included in this report are the year ended December 31, 2024, the eight-month transition period ended December 31, 2023 and the year ended April 30, 2023. For comparison purposes, we have also included unaudited comparative data for the year ended December 31, 2023, and for the eight-months ended December 31, 2022.

Results of Operations

The discussion of our results of operations below provides a comparison of (1) the twelve months ended December 31, 2024, to the twelve months ended December 31, 2023 and (2) the eight-months ended December 31, 2023 to the eight-month period ended December 31, 2022. All information for the twelve months ended December 31, 2023, and the eight-month period ended December 31, 2022, is unaudited.

For comparison of our results of operations for the fiscal years ended April 30, 2023 and 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our transition report on Form 10-KT for the eight-month transition period ended December 31, 2023, filed with the SEC on March 12, 2024.

Fiscal Year Ended December 31, 2024, compared to Fiscal Year Ended December 31, 2023 (Unaudited)

	Twelve Months Ended
	December 31, 2024	December 31, 2023 (unaudited)
Revenue	$948,420	$256,436
Cost of Revenue	(302,084)	(149,518)
Gross Profit	$646,336	$106,918
Operating Expense	(7,548,950)	(7,522,178)
Operating (Loss) Income	(6,902,614)	(7,415,260)
Other (Expense) Income	(834,360)	4,953,300
Net Loss from Continuing Operations	(7,682,714)	(2,145,055)
Loss from Discontinued Operations	(18,339,635)	(316,904)

Revenues. Revenues were $948,420 for the fiscal year ended December 31, 2024, an increase of $691,984, or 270%, from the comparable 2023 period, which increase was primarily driven by revenue generated by our recently acquired companies in the technology services segment, which have been fully integrated in our business and operations. Our revenues currently consist of the revenues generated in our technology services segment that we receive directly from, or from services related to, our technologies and acquired companies. The acquisition of AiChat, our AI conversational platform, and Be My Neighbor, our mortgage brokerage, generated $140,328 and $604,128, respectively, during the fiscal year ended December 31, 2024. These revenues were mainly comprised of the revenue generated from AiChat’s conversational AI technology to enterprise clients, and the mortgage brokerage services from Be My Neighbor. We expect to continue seeking acquisitions to continue growing our revenues. There was no revenue recorded in our rental business segment during the fiscal year ended December 31, 2024, compared to $83,268 for the comparable 2023 period, which decrease was due to the sale of all properties we previously held for the rental business segment’s operations as a result of discontinuing such operations. As of the date hereof, these operations have been fully shut down and we will not generate any revenues in such segment in the future (see “Note 16 – Discontinued Operations” for additional information on our discontinued operations).

Cost of revenues. Cost of revenues were $302,084 for the fiscal year ended December 31, 2024, an increase of $152,566, or 102%, from the comparable 2023 period. Cost of revenue primarily includes direct expenses associated with delivering our loan brokerage services and technology solutions, such as compensation-related expenses for roles supporting loan origination and customer interactions, along with other direct costs incurred in connection with services provided by AiChat. This increase is mainly due to the costs incurred by AiChat and Be My Neighbor in their ordinary course of business and operations, which amounted to $101,490 and $127,597, respectively.

Operating expenses. Operating expenses were $7,548,950 for the fiscal year ended December 31, 2024, an increase of $26,772, or 0.4%, from the comparable 2023 period. This increase is mainly due to increased salary expenses associated with our acquisitions. Marketing and advertising expenses decreased to $793,004, compared to $299,447 in the comparable 2023 period, $194,197 of which was for advertising the reAlpha platform.

Other (expense) income. Other expenses were $834,360 for the fiscal year ended December 31, 2024, a decrease of $5,787,660, or 117%, from the comparable 2023 period. This decrease was primarily due to the one-time gain on the sale of the myAlphie platform, which contributed to other income in the 2023 period. Additionally, we incurred an amortization of a $500,000 commitment fee related to our equity facility with GEM and stock compensation expenses of $207,453.

Loss from discontinued operations. Loss from discontinued operations was $18,339,635 for the fiscal year ended December 31, 2024, compared to $316,904 for the comparable 2023 period. This increase is mainly attributable to the goodwill impairment of Rhove (see “Note 8 – Goodwill and Intangible Assets” and “Note 16 – Discontinued Operations” for more information) during our fiscal year ended December 31, 2024.

Net loss from continuing operations. Net loss from continuing operations was $7,682,714 for the fiscal year ended December 31, 2024, compared to $2,145,055 for the comparable 2023 period. The increase in net loss was primarily due to a one-time gain of $5,502,774 from the sale of myAlphie, a technology platform we previously developed and sold, that was recognized in the comparable 2023 period, which was not present in 2024.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP (“GAAP”), we believe “Adjusted EBITDA,” a “non-GAAP financial measure,” as such term is defined under the rules of the SEC, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measures may be helpful to investors because it provides consistency and comparability with past financial performance. However, this non-GAAP financial measures is presented for supplemental informational purposes only, have limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate a similarly titled non-GAAP measure differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison. A reconciliation is provided below for our non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

We use Adjusted EBITDA, a non-GAAP financial measure, to evaluate our operating performance and facilitate comparisons across periods and with peer companies. We reconcile our Adjusted EBITDA to our net income (loss) adjusted to exclude interest expense, depreciation and amortization, share-based compensation, and other non-cash, non-operating, or non-recurring items that we believe are not indicative of our core business operations. We believe this measure provides useful insight into our ongoing performance; however, it should not be considered a substitute for, or superior to, net income or other financial information prepared in accordance with U.S. GAAP.

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented below:

	For the Twelve Months Ended December 31
	2024	2023
Net (Loss) Income	$(26,022,349)	$(2,462,407)
Adjusted to exclude the following
Depreciation and Amortization	282,095	346,171
Gain on Sale of myAlphie	-	(5,502,774)
Interest Expense	333,759	128,268
Share-Based Compensation(1)	316,183	-
GEM Commitment Fee(2)	500,000	-
Acquisition Related Expenses(3)	517,251	103,519
Gain on Previously Held Equity(4)	(20,663)	-
Amortization of Loan Discounts and Origination Fees(5)	181,875	-
Loss from Discontinued Operations(6)	18,339,635	-
Adjusted EBITDA	$(5,572,214)	$(7,387,223)

(1)	Reflects share-based compensation provided to non-executive officer employees and certain members of our board of directors for services rendered to us, which is recognized as a non-cash expense.

(2)	Reflects the commitment fee of $1,000,000 incurred in connection with the equity facility we have in place with GEM pursuant to the GEM Agreement.

(3)	Reflects expenses related to acquisitions, including professional and legal fees, which are excluded to provide a clearer view of ongoing operational performance.

(4)	Reflects the gain from the fair value measurement of previously held equity interests, which is recognized as a non-operational item and treated as a non-GAAP measure.

(5)	Reflects the amortized original issue discount related to the Note (as defined above).

(6)	Reflects the loss from the discontinuation of our rental business segment operations, which is mainly comprised of the goodwill impairment of Rhove.

Eight-Months Ended December 31, 2023, compared to Eight-Months Ended December 31, 2022 (Unaudited)

	Eight-Months Ended December 31, 2023	Eight-Months Ended December 31, 2022 (unaudited)

Revenues	$121,690	$284,666
Cost of revenues	94,665	219,916
Gross Profit	27,025	64,750

Operating Expenses
Wages, benefits and payroll taxes	710,737	785,149
Repairs and maintenance	51,436	14,641
Utilities	12,321	24,619
Travel	45,276	57,621
Dues and subscriptions	24,581	69,328
Marketing and advertising	193,612	1,897,067
Professional and legal fees	4,619,480	997,029
Depreciation and amortization	289,067	98,256
Other operating expenses	419,137	265,790
Total operating expenses	6,365,647	4,209,500
Operating Loss	(6,338,622)	(4,144,750)

Other Income (Expense)
Interest income	557	208
Other income	89,860	48,322
Gain on sale of myAlphie	5,502,774	-
Interest expense	(70,676)	(111,625)
Other expense	(230,866)	(33,710)
Total other income (expense)	5,291,649	(96,805)

Net Loss before income taxes	$(1,046,973)	$(4,241,555)

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

Analysis of Segment Results:

The following is an analysis of our results by reportable segment for the eight-months ended December 31, 2023 compared to the eight-months ended December 31, 2022. For further information regarding our reportable business segments, please refer to our consolidated financial statements and “Note 17 – Segment Reporting” and other related notes included elsewhere in this report.

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, we believe “Adjusted EBITDA,” a “non-GAAP financial measure”, as such term is defined under the rules of the SEC, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA may be helpful to investors because it provides consistency and comparability with past financial performance. However, Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

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

We had cash and cash equivalents of approximately $3.1 million as of December 31, 2024, and approximately $6.4 million as of December 31, 2023. Based on our estimates, we believe we do not have sufficient working capital to meet our financial needs for the 12-month period following December 31, 2024. Further, based on our current operating plans, to the extent the Lender (as defined above) does not redeem any portions of the Note (as further described below) and we do not consummate any offerings of our securities for the purpose of raising capital, we estimate that our cash and cash equivalents as of December 31, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. Accordingly, to the extent that collections from our operations in the technology services segment cannot fund our operations, we intend to utilize equity or debt offerings to raise additional funds, although volatility in the capital markets may negatively affect our ability to do so. As part of these efforts, we have utilized our At the Market (“ATM”) program with A.G.P. to raise working capital, and as of the date of this report, we raised approximately $231,235 in gross proceeds through such ATM program prior to its termination (see “Recent Developments – ATM Program” and “Note 14 – Stockholders’ Equity (Deficit)” for more information). Additionally, we are contemplating to raise capital through offerings of our securities during the year ending December 31, 2025, and we expect that, to the extent such offerings are consummated, we will not need additional capital for a period beyond the 12-month period following the consummation of such offerings. While we anticipate continued operating losses in the near future, we remain confident in our strategy to continue investing in the commercialization of our products and technologies and acquisition of complementary businesses and our ability to continue operations.

We may also receive proceeds from the cash exercises of the warrants in connection with our public offering from November 2023 (the “Follow-On Warrants”), which currently have an exercise price of $1.44 per share. We believe the likelihood that any Follow-On Warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. We believe that if the trading price for our common stock is less than $1.44 per share, it is unlikely that the holders of the Follow-On Warrants will exercise them. Further, due to the ongoing disputes with GYBL regarding the GEM Warrants, including our claims that the GEM Warrants are void and subject to rescission under Section 29(b) of the Exchange Act, there is uncertainty about the enforceability of the GEM Warrants and its terms. On January 17, 2025, GYBL moved to dismiss our complaint relating to this dispute, and, on March 14, 2025, such motion to dismiss our complaint relating to our complaint was granted. Further, on March 19, 2025, GYBL filed a lawsuit against us, which is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. As of the date of this report, there has been no adjustment to the exercise price of the GEM Warrants in connection with the dismissal of our complaint, and our position regarding the GEM Warrants, including the exercise price and subsequent adjustments thereof, remains the same pending resolution of these disputes with GEM. As a result, we do not expect that the GEM Warrants will be exercised while these disputes are pending, however, if these disputes are not resolved through negotiations and these lawsuits are adversely determined against us, we may be required to adjust the GEM Warrants’ exercise price downward significantly, and we may incur penalties under the GEM Agreement and/or other litigation expenses related to these disputes, which could materially adversely impact our financial statements, cash flows and results of operations.

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

Contractual Commitments and Obligations

On August 14, 2024, we entered into the Purchase Agreement with the Lender (each as defined above) to issue and sell a secured promissory note worth $5,455,000 (see “Recent Developments – Streeterville Capital, LLC Note Purchase Agreement and Secured Promissory Note” for further information). As of December 31, 2024, we have incurred $435,000 original issue discount expenses related to the Note. Further, in accordance with the Note and related Purchase Agreement, the Lender may redeem up to $545,000 of the Note per month at any time, subject to premiums, which amount will be due and payable in cash within three trading days of our receipt of a redemption notice from the Lender.

The redemption feature of the Note may require us to make redemption payments at the request of the Lender, and those redemptions may have a material adverse effect on our cash flows, results of operations and ability to pay our debts as they come due, and we may not have the required funds to pay such redemptions, which could result in an event of default under the Note. The Note and related Purchase Agreement also contain restrictive covenants on our ability to issue securities, which may further impact our ability to raise capital to meet our redemption payments or other obligations and expenses as they are due.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Year Ended
Particulars	December 31, 2024	December 31, 2023
Net cash used in operating activities	$(6,042,238)	$(5,116,748)
Net cash (used in) provided by investing activities	$(1,554,400)	$893,717
Net cash provided by financing activities	$4,263,798	$7,689,619

Cash Flows from Operating Activities

For the fiscal year ended December 31, 2024, net cash used in operating activities was $(6,042,238), compared to $(5,116,748) for the same period in 2023. The increase is primarily due to higher operating expenses, including salaries of $2,634,138 and professional and legal fees of $1,845,041, most of which were acquisition-related costs.

Cash Flows from Investing Activities

For the fiscal year ended December 31, 2024, net cash used in investing activities was $(1,554,400), compared to net cash provided by investing activities of $893,717 for the same period in 2023. This change in cash flows from investing activities is mainly attributable to cash paid to acquisitions of $1,282,197 and capitalization of software development costs during the twelve months ended December 31, 2024.

Cash Flows from Financing Activities

For the fiscal year ended December 31, 2024, net cash provided by financing activities was $4,263,798, compared to $7,689,619 for the same period in 2023. This mainly consists of the issuance of the Note. In contrast, during the comparable period in 2023, proceeds from our public offering and Regulation A offering contributed to financing activities, which were not present in 2024.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our current Chief Executive Officer and then-Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our current Chief Executive Officer and then-Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our current Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer) are responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (“2013 Framework”). Based on this assessment, our management, with the participation of our current Chief Executive Officer (principal executive officer) and our then-Interim Chief Financial Officer (and then-principal accounting and financial officer), concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2024.

ITEM 9B. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of the date hereof.

Name	Age	Position	Term of Office

Executive Officers

Giri Devanur	56	Chief Executive Officer Chairman of the Board of Directors	Since Inception
Michael J. Logozzo	54	Chief Operating Officer and President	Since Inception
Piyush Phadke	46	Chief Financial Officer	Since January 2025

Board of Directors

Monaz Karkaria	52	Director	Since January 2022
Brian Cole(1)(2)(3)	46	Independent Director	Since Inception
Dimitrios Angelis(1)(2)(3)	56	Independent Director	Since April 2023
Balaji Swaminathan(1)(2)(3)	61	Independent Director	Since April 2023

(1)	Member of the audit committee of the board of directors (the “audit committee”).

(2)	Member of the compensation committee of the board of directors (the “compensation committee”).

(3)	Member of the nominating and corporate governance committee of the board of directors (the “governance committee”).

Executive Officers

Giri Devanur is the founder of the Company and has served as our Chief Executive Officer and member of the board of directors since inception in April 2021. Mr. Devanur was appointed Chairman of the board of directors in April 2023 and he also served as our President from inception until February 2024. Mr. Devanur is a business entrepreneur and an experienced chief executive officer who has been involved in capital planning and investor presentations as an executive officer for various companies. He has more than 25 years of experience in the information technology industry. Prior to founding the Company, Mr. Devanur co-founded Taazu, Inc. in March 2018, an artificial-intelligence business travel assistant company, which was subsequently sold in March 2021, and in December 2019, Mr. Devanur also co-founded GenDeep, Inc., an investment analysis company, which was eventually dissolved in October 2020 due to the COVID-19 pandemic. Additionally, Mr. Devanur was a member of the board of directors of Coffee Day Enterprises Ltd., a public company listed on the National Stock Exchange of India, from December 2020 until October 2024, and has been a member of the board of directors of Saara, Inc., an AI-based e-commerce solutions company, since October 2019. Mr. Devanur has a master’s degree in Technology Management from Columbia University and a bachelor’s degree in computer engineering from the University of Mysore, India. He has attended Executive Education programs at the Massachusetts Institute of Technology and Harvard Law School. The board of directors believes that Mr. Devanur’s decades-long experience in the information technology industry and in positions of leadership in other companies will enable him to bring a wealth of strategic and business acumen to the board of directors.

Michael J. Logozzo has served as our Chief Operating Officer and President since February 2024. Mr. Logozzo also served our Chief Financial Officer until February 2024. Prior to his role at the Company, Mr. Logozzo was managing director for the Americas of L Marks, covering the U.S., Canada, and Latin America from May 2019 to March 2021. Prior to his employment with L Marks, he worked at BMW financial services (a $32 billion portfolio with 1.2 million customers) from 2001 to 2019 in multiple roles, including IT manager starting in February 2001, then process and quality manager, strategy manager, special project manager and general manager of financial services and operations in the Americas from May 2011 to April 2019. During his 18-year tenure, Mr. Logozzo was responsible for finance operations, innovation, and best practices integration at the automotive company’s Americas Regional Services Center in Columbus, Ohio and the headquarters in Munich, Germany. Mr. Logozzo holds a Management Information Systems Bachelor of Science (B.S.) from Youngstown State University, and a Business Administration, Management and Operations Masters of Business Administration (MBA) from Franklin University.

Piyush Phadke has served as our Chief Financial Officer since January 30, 2025. Mr. Phadke brings over 20 years of leadership and finance experience. Before joining the Company, Mr. Phadke served as Managing Director at BTIG, LLC, a global financial services firm, from January 2021 to September 2023, and as Director from May 2017 to January 2021, where he was part of the debt capital advisory group and executed multiple capital raise transactions across different products including term loans, high-yield bonds and mezzanine financings. Prior to his position at BTIG, LLC, Mr. Phadke served as Senior Vice President of the financial sponsors group at Jefferies LLC, an investment bank, from January 2016 until July 2016, and as Vice President of such group from July 2014 until January 2016, where he led and structured the underwriting and syndication of leveraged loans and high-yield bonds to support leveraged buyouts. Prior to Jefferies LLC, Mr. Phadke held positions at Bank of America from July 2008 until June 2014, where he executed leveraged buyouts, refinancings, dividend recapitalizations, equity offerings and merger and acquisitions for private equity firms and their portfolio companies. Mr. Phadke received a Master of Business Administration in Corporate Finance and Financial Analysis from The Fuqua School of Business at Duke University, and a B.A. in Economics from Tufts University.

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

Monaz Karkaria has been a member of our board of directors since January 2022. Ms. Karkaria also served as our Chief Operating Officer from inception until January 2022. Ms. Karkaria has been investing in rental properties since 1999 and has been a part of over 100 real estate transactions. Ms. Karkaria is the owner and founder of Ben Zen Investments LLC and Ben Zen Properties LLC since 2013. Ms. Karkaria was also a social director at ZANT, a non-profit organization from 2015 to 2017. Further, Ms. Karkaria was a business consultant in Brazil from 2006 to 2008. Ms. Karkaria holds a Bachelor’s degree from the All India Institute of Physical Medicine and Rehabilitation. The board of directors believes that Ms. Karkaria’s substantial experience in the real estate industry will enable her to bring real estate business insights to the board of directors.

Dimitrios Angelis has been a member of our board of directors since April 2023. Mr. Angelis is an accomplished business strategist who brings over two decades of experience as general counsel from several multinational companies. Since January 2017, he has been the managing partner of Pharma Tech Law LLC, a law firm that specializes in the life sciences field. Further, since June 2017, he has acted as the President, co-founder and chairman of the board of directors of Sparta Biomedical Inc., a privately-held developer of orthopedic solutions. Mr. Angelis has also been a member of the board of directors of The One Group (NASDAQ: STKS) since March 2018, and from March 2015 to March 2020, he served as Star Equity Holding, Inc. (f/k/a/ Digirad) (NASDAQ: STRR) board of directors’ chairperson of the compensation committee. Mr. Angelis has a Bachelor of Arts (B.A.) in Philosophy and English from Boston College, a Master of Arts (M.A.) in Behavioral Science from California State University and a Juris Doctor (J.D.) from NYU School of Law. Our board of directors believes that Mr. Angelis’ substantial experience as an accomplished attorney, negotiator and general counsel to public and private companies in the healthcare field will enable him to bring a wealth of strategic, legal and business acumen to the board of directors.

Balaji Swaminathan has been a member of our board of directors since April 2023. Mr. Swaminathan is an accomplished business leader with extensive experience in financial services and entrepreneurship. Since 2018, Mr. Swaminathan has been the founder, chief executive officer and a member of the board of directors of SAIML Pte Ltd, a Singapore-based Capital Markets Services licensed company that provides personalized wealth management solutions for ultra-high net worth customers. Prior to his entrepreneurial pursuits, Mr. Swaminathan also held several key leadership roles in major financial institutions, including serving as President of Westpac International from 2012 to 2019. Mr. Swaminathan also holds multiple directorships with Singapore-based private companies in the finance industry, including S Cube Digilytics Venture Pte Ltd., Turbo Tech Ltd. and Allied Blenders and Distillers Limited since 2022; AT Holdings Pte Ltd. since 2019; and Vibgyor Realty & Investments Private Limited since 2018. Mr. Swaminathan has a Bachelor’s of Commerce (B.C.) in Finance from St. Xavier’s College, a Finance degree from The Institute of Chartered Accountants of India, a Finance Cost & Works degree from The Institute of Cost & Works Accountants of India and an Advanced Management Program from Harvard Business School. The board of directors believes that Mr. Swaminathan substantial experience in the financial services industry as well as in positions of leadership in other companies will enable him to bring a wealth of strategic and business insights to the board of directors.

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

Board of Directors and Committees

The board of directors has three standing committees: the audit committee, compensation committee and the governance committee. All member of the committees of the board of directors are non-employee directors who are deemed independent. Each of the charters of the committees of the board of directors is posted on our website at ir.realpha.com.

None of our directors or executive officers were selected as a result of an arrangement or understanding between him/her and any other person.

Audit Committee

Under Nasdaq’s listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each of Messrs. Swaminathan, Cole and Angelis meet the independent director standard under Nasdaq’s listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Balaji Swaminathan serves as chairman of our audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Balaji Swaminathan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Balaji Swaminathan, Brian Cole and Dimitrios Angelis serve as members of our compensation committee. Under Nasdaq’s listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Brian Cole serves as chairman of our compensation committee. Each of Messrs. Swaminathan, Cole and Angelis meet the independent director standard under Nasdaq’s listing standards applicable to members of the compensation committee.

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

Nominating and Governance Committee

Our board of directors has a standing nominating and governance committee of the board of directors that is composed of independent directors. Messrs. Swaminathan, Cole and Angelis serve as members of our nominating and governance committee. Dimitrios Angelis serves as the chairman of our nominating and governance committee.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time during the year ended December 31, 2024, an officer or employee of our Company. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Insider Trading Policy

We maintain an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, which we believe is reasonably designed to promote compliance with insider trading laws, rules, regulations and any applicable listing standards. Our insider trading policy prohibits all officers, directors and employees from engaging in insider trading, and establishes procedures for those covered under the policy to both report violations and pre-clearance procedures that employees must go through in order to clear any transactions involving our securities. Clearance of a transaction is valid only for a 48-hours period, and if such transaction is not placed in such 48-hour period, clearance of the transaction must be re-requested. Our insider trading policy also establishes certain trading windows and black-out periods, to facilitate compliance with such insider trading policy. Additionally, mandatory pre-clearance is required from all our executive officers and directors, even during trading windows.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors, executive officers, and greater than 10% stockholders to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To our knowledge, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% stockholders for the year ended December 31, 2024, were complied with, except for the following inadvertent delinquent reports:

Each of Mr. Swaminathan and Mr. Angelis inadvertently failed to timely disclose one transaction relating to a grant of shares of common stock on May 16, 2024, for services rendered during the year ended December 31, 2023. These transactions were disclosed on a Form 4 for each of Mr. Swaminathan and Mr. Angelis on June 14, 2024.

Michael Frenz, our former Chief Financial Officer that served in such position from February 2024 to July 2024, inadvertently failed to timely disclose one transaction relating to a grant of shares of common stock on May 16, 2024, for services rendered as an independent contractor prior to his appointment as Chief Financial Officer. This transaction was disclosed on a Form 4 for Mr. Frenz on June 14, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers and their respective positions for the year ended December 31, 2024, were as follows:

●	Giri Devanur, Chief Executive Officer;

●	Michael J. Logozzo, President and Chief Operating Officer; and

●	Jorge Aldecoa, former Chief Product Officer.

Summary Compensation Table

The following table contains information about the compensation paid to or earned by each of our named executive officers and their respective positions with the Company for the years ended December 31, 2024 and 2023. Piyush Phadke, our Chief Financial Officer, is not included since he was appointed to such position on January 30, 2025, succeeding Rakesh Prasad, who served as our Interim Chief Financial Officer from October 10, 2024, until such date.

Name and Principal Position	Year Ended	Salary ($)	All Other Compensation ($)		Total Compensation ($)
Giri Devanur	December 31, 2024	250,000	25,000	(1)	275,000
Chief Executive Officer and Chairman of the Board of Directors	December 31, 2023	150,000	25,000	(1)	175,000

Michael J. Logozzo	December 31, 2024	250,000	-		250,000
President and Chief Operating Officer	December 31, 2023	140,000	-		140,000

Jorge Aldecoa	December 31, 2024	215,000	-		215,000
Former Chief Operating Officer(2)	December 31, 2023	200,000	-		200,000

(1)	“All other compensation” for Mr. Devanur is his compensation for services as a member of our board of directors for the years ended December 31, 2024 and 2023.

(2)	On February 27, 2025, we terminated the employment of Jorge Aldecoa as our Chief Product Officer, effective immediately.

Employment Agreements with Executive Officers

Employment Agreement with Giri Devanur

We entered into an employment agreement with Giri Devanur on September 1, 2021. Pursuant to Mr. Devanur’s employment agreement, he will serve as the Company’s Chief Executive Officer until his agreement is terminated by either Mr. Devanur or the Company.

By letter agreement, dated April 11, 2023, we entered into an updated employment agreement with Mr. Devanur, which provides for a base salary of $150,000. Mr. Devanur’s base salary was subsequently adjusted by the compensation committee on February 1, 2024 to $250,000, retroactive to January 1, 2024 pursuant to the terms of his employment agreement, which provides that his base salary would be adjusted following a successful public offering resulting in gross proceeds to the Company of $8,000,000 or more, subject to the compensation committee’s approval.

Moreover, pursuant to an amendment to his employment agreement dated February 1, 2024, Mr. Devanur is entitled to additional compensation in the form of a discretionary bonuses of up to 66.7% of his then base salary based on the achievement of certain performance targets to be established by the compensation committee, which will be payable no later than two and a half months after the fiscal year to which these performance targets relate to, and certain benefits such as unlimited vacation, health insurance and others. Pursuant to the February 1, 2024 amendment to his employment agreement, Mr. Devanur is also eligible to participate in the 2022 Plan (as defined below), and may receive equity awards pursuant to the 2022 Plan and in accordance to the Company’s long-term equity incentive awards program (the “LTI Awards”), which LTI Awards are subject to certain performance criteria and metrics that will be established by the compensation committee, including satisfying financial, operational and other metrics. Mr. Devanur or the Company may terminate the updated employment agreement at any time upon written notice to the other party. Devanur’s employment agreement has a confidentiality provision and a non-compete for a period 2 years following the termination of his employment.

Employment Agreement with Michael J. Logozzo

We entered into an employment agreement with Michael J. Logozzo on February 21, 2021. Pursuant to Mr. Logozzo’s employment agreement, he would serve as the Company’s Chief Financial Officer until his agreement is terminated by either Mr. Logozzo or us.

By letter agreement, dated April 11, 2023, we entered into an updated employment agreement with Mr. Logozzo, which provides for a base salary of $140,000. Mr. Logozzo’s base salary was subsequently adjusted by the compensation committee on February 1, 2024 to $250,000, retroactive to January 1, 2024 pursuant to the terms of his employment agreement, which provides that his base salary would be adjusted following a successful public offering resulting in gross proceeds to the Company of $8,000,000 or more, subject to the compensation committee’s approval.

 Moreover, pursuant to an amendment to his employment agreement dated February 1, 2024, Mr. Logozzo is entitled to additional compensation in the form of a discretionary bonuses of up to 66.7% of his then base salary based on the achievement of certain performance targets to be established by the compensation committee, which will be payable no later than two and a half months after the fiscal year to which these performance targets relate to, and certain benefits such as unlimited vacation, health insurance and others. Pursuant to the February 1, 2024 amendment to his employment agreement, Mr. Logozzo is also eligible to participate in the 2022 Plan, and may receive equity awards pursuant to the 2022 Plan and in accordance to the Company’s LTI Awards, which LTI Awards are subject to certain performance criteria and metrics that will be established by the compensation committee, including satisfying financial, operational and other metrics. Mr. Logozzo or the Company may terminate the updated employment agreement at any time upon written notice to the other party. Mr. Logozzo’s employment agreement has a confidentiality provision and a non-compete for a period of 2 years following the termination of his employment.

Employment Agreement with Piyush Phadke

We entered into an employment offer letter with Mr. Phadke effective as of January 30, 2025. Pursuant to his employment offer letter, Mr. Phadke is entitled to receive (i) an annual base salary of $250,000, which will be reviewed annually by the compensation committee and may be increased by the compensation committee at any time for any reason, (ii) an annual cash incentive bonus in an amount equal to 66.7% of his then base salary based on the achievement of certain performance targets to be established by the compensation committee, which bonus will be payable no later than two and a half months after the fiscal year to which the performance targets relate to, and (iii) certain other benefits such as unlimited vacation, health insurance and others. Mr. Phadke is also eligible to participate in the Company’s 2022 Equity Incentive Plan (as amended from time to time, the “2022 Plan”), and may receive equity awards pursuant to the 2022 Plan, which equity awards may be subject to certain performance criteria and metrics that will be established by the compensation committee at such time, including financial, operational and other metrics. Mr. Phadke or the Company may terminate his employment offer letter at any time upon written notice to the other party, and it contains customary confidentiality provisions, intellectual property assignment provisions and a non-compete for a period of one year following the termination of his employment.

Employment Agreement with Jorge Aldecoa

We entered into an employment agreement with Jorge Aldecoa on September 1, 2022. Pursuant to Mr. Aldecoa’s employment agreement, he served as our Chief Operating Officer until his termination, which was effective as of February 27, 2025.

By letter agreement, dated April 11, 2023, we entered into an updated employment agreement with Mr. Aldecoa, which provided for a base salary of $200,000. Mr. Aldecoa’s base salary was subsequently adjusted by the compensation committee on February 1, 2024 to $215,000, retroactive to January 1, 2024 pursuant to the terms of his employment agreement, which provides that his base salary would be adjusted following a successful public offering resulting in gross proceeds to the Company of $8,000,000 or more, subject to the compensation committee’s approval.

Moreover, pursuant to an amendment to his employment agreement dated February 1, 2024, Mr. Aldecoa was entitled to additional compensation in the form of a discretionary bonuses of up to 66.7% of his then base salary based on the achievement of certain performance targets established by the compensation committee, which was payable no later than two and a half months after the fiscal year to which these performance targets relate to, and certain benefits such as unlimited vacation, health insurance and others. Pursuant to the February 1, 2024, amendment to his employment agreement, Mr. Aldecoa was also eligible to participate in the 2022 Plan to receive equity awards pursuant to the 2022 Plan and in accordance to the Company’s LTI Awards, which LTI Awards are subject to certain performance criteria and metrics established by the compensation committee, including satisfying financial, operational and other metrics. Mr. Aldecoa’s updated employment agreement could be terminated by him or us at any time upon written notice to the other party. Mr. Aldecoa’s employment agreement had a confidentiality provision and a non-compete for a period of 2 years following the termination of his employment.

In connection with his termination, the Company and Mr. Aldecoa entered into a separation agreement, dated March 27, 2025, which contained a general release of claims, customary confidentiality and non-disparagement provisions and provided for a severance cash payment in the amount of $36,667, subject to applicable payroll deductions, payable in two equal monthly installments beginning on April 4, 2025.

Outstanding Equity Awards at December 31, 2024

We have no outstanding equity awards as of December 31, 2024.

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

2025 Short Term Incentive Plan

On February 4, 2025, the compensation committee approved our 2025 Short-Term Incentive Plan (the “STIP”), which provides for quarterly awards of performance-based restricted stock units (the “Awards”) granted under the 2022 Plan, a successor or replacement plan, or outside of an equity incentive plan, as determined by the compensation committee, in its discretion, to be granted to our executive officers and/or other participating employees and consultants selected by the compensation committee. The compensation committee established the STIP to drive revenue growth and profitability, help focus key employees on building stockholder value, provide significant award potential for achieving outstanding performance, and enhance our ability to attract and retain highly talented individuals.

Under the STIP, participants may earn Awards based on our achievement of certain pre-determined quarterly performance targets for three different performance target categories for each fiscal quarter. These performance targets will be approved by the compensation committee at the beginning of each fiscal year but may be adjusted on a fiscal quarterly basis at the compensation committee’s sole discretion during the fiscal year depending on our results. The quarterly performance targets consist of (i) the amount of organic revenue for the quarter; (ii) the number of brokerage transactions consummated by our in-house brokerage firm for the fiscal quarter; and (iii) the quality of acquisitions we consummate during the fiscal quarter, which quality determination will be determined at the sole discretion of the compensation committee based on the compensation committee’s evaluation of the acquisitions’ fit with our business model.

Each performance target category is weighted differently based on the participant’s position with the Company, and the achievement of the goals for each performance target category is determined independently of the others. The weight of each performance target category for each participant will be set by the compensation committee at the beginning of each fiscal year, subject to change by the compensation committee on a fiscal quarterly basis depending on our results. Further, the percentage of the participant’s base salary that will be used in determining the Awards, if any, will also be set by the compensation committee at the beginning of each fiscal year based on the participant’s position with the Company.

For each fiscal quarter, the Awards earned by each participant for each performance target category will be equal to the percentage of the goal for such performance target category that is achieved by us multiplied by the participant’s Target Award (as defined below) for such performance target category for the fiscal quarter, up to a maximum of 500% of the participant’s Target Award. For each participant, the “Target Award” for a particular performance target category for a given fiscal quarter will be equal to the applicable percentage of the participant’s base salary used to determine the Awards for such participant multiplied by (i) the weight of such performance target category and (ii) the participant’s base salary for the applicable fiscal quarter.

The Awards earned in a fiscal quarter, if any, will vest as follows: (i) 50% will vest on the date that is 12 months from the date of grant, (ii) 12.5% will vest on the date that is 15 months from the date of grant, (iii) 12.5% will vest on the date that is 18 months from the date of grant, (iv) 12.5% will vest on the date that is 21 months from the date of grant and (v) 12.5% will vest on the date that is 24 months from the date of grant. The date of grant of the Awards for a given fiscal quarter will be 30 calendar days after the last calendar day of such fiscal quarter, on the terms and subject to the conditions of the STIP. The vesting of the Awards is subject to the participant’s compliance with the terms of the STIP, including, among other things, the participant’s continued service to the Company (or an affiliate) in accordance with the terms of the participant’s employment agreement through each applicable vesting date.

We believe that the Awards will further align our executive officers’ and other participating employees’ interests with those of our stockholders, while serving as a key retention mechanism over the long-term. All Awards will be subject to our Clawback Policy (as defined below).

Director Compensation

The following table presents the total compensation earned and/or paid to non-employee and employee member directors of our board of directors during the year ended December 31, 2024. Our non-executive directors are entitled to an annual compensation of $25,000, payable in cash in quarterly installments of $6,250, plus reimbursements for reasonable travel expenses, and out-of-pocket costs incurred in attending meetings of our board of directors or events attended on our behalf. Additionally, Messrs. Angelis and Swaminathan each received $50,000 as additional compensation for services as a non-executive director during the fiscal year ended December 31, 2024. The amounts represented in the “Stock Awards” column reflects the grant date fair value of the shares of common stock issued to Messrs. Angelis and Swaminathan, were computed in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), and do not necessarily equate to the income that will ultimately be realized by such directors for such awards.

Mr. Giri Devanur, our chief executive officer, president and member of the board of directors, received a total of $25,000 for his service as a member of our board of directors during the period presented below. Mr. Devanur’s total compensation for service as an employee and as a member of our board of directors is presented under the heading “Summary Compensation Table” above.

Name	Period Ended	Fees Earned and Paid in Cash ($)	Stock Awards ($)	Total ($)
Giri Devanur	December 31, 2024	25,000	-	25,000
Monaz Karkaria	December 31,2024	25,000	-	25,000
Brian Cole	December 31,2024	25,000	-	25,000
Dimitrios Angelis	December 31,2024	25,000	50,000	75,000
Balaji Swaminathan	December 31, 2024	25,000	50,000	75,000

Clawback Policy

We have adopted a compensation recovery policy designed to comply with the mandatory compensation “clawback” requirements under Nasdaq rules (the “Clawback Policy”). Under the Clawback Policy, in the event of certain accounting restatements, we will be required to recover erroneously received incentive-based compensation from our executive officers representing the excess of the amount actually received over the amount that would have been received had the financial statements been correct in the first instance. The compensation committee has discretion to make certain exceptions to the clawback requirements (when permitted by Nasdaq rules) and ultimately determine whether any adjustment will be made under the Clawback Policy.

Policies and Practices Related to the Grant of Certain Equity Awards

We currently have no specific policy or practice on the timing of stock options, stock-appreciation rights or similar option-like instruments, in relation to the disclosure of material nonpublic information by us. During the years ended December 31, 2024 and 2023, we did not award any such equity instruments to our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o reAlpha Tech Corp. at 6515 Longshore Loop, Suite 100, Dublin, OH 43017. Applicable percentage ownership is based on 46,230,934 shares of common stock outstanding at March 24, 2025.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
Directors and Executive Officers
Monaz Karkaria	2,947,991	6.38%
Brian Cole	368,499	*
Dimitrios Angelis	49,505	*
Balaji Swaminathan	49,505	*
Giri Devanur	27,637,410	59.78%
Michael J. Logozzo	2,199,938	4.76%
Piyush Phadke	-	-
Jorge Aldecoa	368,499	*

All current executive officers and directors as a group (7 persons)(2)	33,252,848	71.93%

*	Less than one percent of outstanding shares.

(1)	With the exception of the securities beneficially owned by our current executive officers and directors and their affiliates, the ownership of the shares of common stock listed above were determined using public records. These amounts are based upon information available to us as of the date of this filing.

(2)	Excludes Jorge Aldecoa, our former Chief Product Officer, and includes Piyush Phadke, our current Chief Financial Officer.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding the 2022 Plan, our only active equity compensation plan, which was adopted by our board of directors and stockholders prior to our common stock being listed on Nasdaq. See “Item 11. Executive Compensation – Equity Incentive Plan” and “Note 14 – Stockholders’ Equity (Deficit)” for more information on the 2022 Plan. As of December 31, 2024, we have not issued any restricted stock awards, options, warrants or rights under the 2022 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	3,780,961	(1)
Equity compensation plan not approved by stockholders	—	$—	—
Total	—	$—	3,780,961

(1)	Consists of shares of common stock available for issuance under the 2022 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

myAlphie LLC

On December 31, 2022, the Company entered into that certain Membership Interest Purchase Agreement, dated as of December 31, 2022, which was amended pursuant to a First Side Letter Amendment on March 11, 2023 and subsequently a Second Side Letter Amendment, effective as of May 17, 2023 (as amended, the “myAlphie Agreement”), between us and Turnit Holdings, LLC, an Ohio limited liability company (the “Buyer”). The Buyer was an indirect subsidiary of Crawford Hoying, which is owned and partially controlled by Brent Crawford, former chairman of the Company’s board of directors and – at the time – more than 5% beneficial ownership of the Company’s common stock. The myAlphie Agreement provided for the Buyer’s acquisition of all the issued and outstanding membership interests of myAlphie, LLC, subsequent to its conversion from a Delaware corporation to a Delaware limited liability company.

Prior to the execution of the myAlphie Agreement and pursuant to our short-form merger in accordance with Section 253 of the DGCL, we held myAlphie LLC as a subsidiary, along with (a) all its technology and intellectual property, and (b) two on-demand promissory notes in the amounts of $975,000 and $4,875,000 payable to CH REAlpha Investments, LLC, and CH REAlpha Investments II, LLC, respectively (together, the “Promissory Notes”). CH REAlpha Investments, LLC, and CH REAlpha Investments II, LLC are also managed by Mr. Crawford. Upon closing of the myAlphie Agreement (a) the Company sold all of its interests in myAlphie LLC, and (b) the Buyer assumed the Company’s remaining liabilities and outstanding obligations under the Promissory Notes.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by GBQ Partners, LLC (“GBQ”) for the audit of our consolidated financial statements for the years ended December 31, 2024 and 2023, and fees billed for other services rendered by GBQ during those periods.

Services Rendered

	Year ended
	December 31, 2024	December 31, 2023
Audit Fees(1)	$116,300	$128,520
Tax Fees(2)	70,292	38,752
All Other Fees	43,022	97,926
Total	$229,614	$265,198

(1)	These amounts represent fees for professional services rendered for the audits of our consolidated financial statements included in this report, reviews of the quarterly consolidated financial statements included in our quarterly reports on Form 10-Q, annual reports on Form 10-K, statutory audits, and other SEC filings and accounting consultations on matters related to the annual audits or interim reviews.

(2)	This amount represents fees for tax consulting and compliance services in our U.S. and non-U.S. locations.

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

The financial statements filed as part of this report are listed and indexed in the Index to Consolidated Financial Statements stating on page F-1 located in this Annual Report on Form 10-K.

(a)	(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a)	(3) Exhibits

Required exhibits are incorporated by reference or are filed with this report.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit

1.1**	At the Market Sales Agreement by and between reAlpha Tech Corp. and A.G.P./Alliance Global Partners, dated December 19, 2024 (previously filed as Exhibit 1.1 of Form 8-K filed with the SEC on December 19, 2024).

1.2**	Amendment No. 1 to At the Market Sales Agreement, dated January 31, 2025, by and between reAlpha Tech Corp. and A.G.P./Alliance Global Partners (previously filed as Exhibit 1.1 of Form 8-K filed with the SEC on January 31, 2025).

1.3**	Amendment No. 2 to At the Market Sales Agreement, dated January 31, 2025, by and between reAlpha Tech Corp. and A.G.P./Alliance Global Partners (previously filed as Exhibit 1.1 of Form 8-K filed with the SEC on February 27, 2025).

2.1**	Membership Interest Purchase Agreement by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.1 of Form 1-U filed with the SEC on May 23, 2023).

2.2**	Membership Interest Purchase Agreement First Side Letter by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.2 of Form 1-U filed with the SEC on May 23, 2023).

2.3**	Membership Interest Purchase Agreement Second Side Letter by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.3 of Form 1-U filed with the SEC on May 23, 2023).

2.4**	Stock Purchase Agreement by and Among Roost Enterprises, Inc. dba Rhove, the Sellers and reAlpha Tech Corp., dated March 24, 2023 (previously filed as Exhibit 1.1 of Form 1-U filed with the SEC on March 27, 2023).

2.5**	Restricted Stock Purchase Agreement by and between reAlpha Tech Corp. and Silicon Valley Bridge Bank, N.A., dated as of March 24, 2023 (previously filed as Exhibit 1.2 of Form 1-U filed with the SEC on March 27, 2023).

2.6**	Certificate of Ownership and Merger, filed March 21, 2023 (previously filed as Exhibit 2.1 of Form 1-U filed with the SEC on March 24, 2023).

2.7#**	Stock Purchase Agreement, dated as of December 3, 2023, among reAlpha Tech Corp., Naamche, Inc., the Sellers and the Sellers’ Representative (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on December 4, 2023).

2.8#**	Amended and Restated Stock Purchase Agreement, dated as of February 2, 2024, among reAlpha Tech Corp., Naamche, Inc. Pvt. Ltd., the Sellers and the Sellers’ Representative (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC February 8, 2024).

2.7#**	Business Acquisition and Financing Agreement, dated as of July 12, 2024, among reAlpha Tech Corp., AiChat Pte. Ltd., AiChat10X Pte. Ltd. and Kester Poh Kah Yong (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 15, 2024).

2.8#**	Membership Interest Purchase Agreement, dated as of September 8, 2024, among reAlpha Tech Corp., Debt Does Deals, LLC (d/b/a Be My Neighbor), Christopher B. Griffith and Isabel Williams (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on September 9, 2024).

2.9#**	Membership Interest Purchase Agreement, dated as of November 20, 2024, among reAlpha Tech Corp., USRealty Brokerage Solutions, LLC, Unreal Estate LLC and Unreal Estate Inc (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on November 21, 2024).

2.10#**	Stock Purchase Agreement, dated as of February 20, 2025, among reAlpha Tech Corp., GTG Financial, Inc. and Glenn Groves (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on February 24, 2025).

3.1**	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2**	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

3.3**	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on February 20, 2025 (previously filed as Exhibit 3.1 of Form 8-K filed with the SEC on February 24, 2025).

4.1**	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2**	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3**	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4**	Secured Promissory Note, dated as of August 14, 2024 (previously filed as Exhibit 4.4 of Form 10-Q filed with the SEC on August 14, 2024).

4.5*	Description of Securities of the Company.

10.1**	Share Purchase by and among reAlpha Asset Management, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated as of December 1, 2022 (previously filed as Exhibit 6.1 of Form 1-U filed with the SEC on December 5, 2022).

10.2**	Registration Rights Agreement by and among reAlpha Asset Management, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated as of December 1, 2022 (previously filed as Exhibit 6.2 of Form 1-U filed with the SEC on December 5, 2022).

10.3+**	Employment Agreement of Giri Devanur, dated April 11, 2023 (previously filed as Exhibit 10.11 of Form S-11 filed with the SEC on August 8, 2023).

10.4+**	Employment Agreement of Michael J. Logozzo, dated April 11, 2023 (previously filed as Exhibit 10.12 of Form S-11 filed with the SEC on August 8, 2023).

10.5+**	Employment Agreement of Jorge Aldecoa, dated April 11, 2023 (previously filed as Exhibit 10.13 of Form S-11 filed with the SEC on August 8, 2023).

10.6+**	reAlpha Tech Corp. 2022 Equity Incentive Plan (previously filed as Exhibit 10.14 of Form S-11 filed with the SEC on August 8, 2023).

10.7+**	Form of 2022 Equity Incentive Plan Restricted Stock Award Agreement (previously filed as Exhibit 10.15 of Form S-11 filed with the SEC on August 8, 2023).

10.8+**	Form of 2022 Equity Incentive Plan Stock Option Award Agreement (previously filed as Exhibit 10.16 of Form S-11 filed with the SEC on August 28, 2023).

10.9+**	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.17 of Form S-11 filed with the SEC on August 28, 2023).

10.10**	Ohio Division of Securities Cease and Desist Order with Consent Agreement (previously filed as Exhibit 6.10 of Form 1-U filed with the SEC on August 31, 2023).

10.11+**	First Amendment to Employment Agreement of Giri Devanur, dated February 1, 2024 (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on February 1, 2024).

10.12+**	First Amendment to Employment Agreement of Michael J. Logozzo, dated February 1, 2024 (previously filed as Exhibit 10.3 of Form 8-K filed with the SEC on February 1, 2024).

10.13+**	First Amendment to Employment Agreement of Jorge Aldecoa, dated February 1, 2024 (previously filed as Exhibit 10.4 of Form 8-K filed with the SEC on February 1, 2024).

10.14**	Note Purchase Agreement, dated as of August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.1 of Form 10-Q filed with the SEC on August 14, 2024).

10.15**	Security Agreement, dated August 14, 2024, by and between Roost Enterprises, Inc. and Streeterville Capital, LLC (previously filed as Exhibit 10.2 of Form 10-Q filed with the SEC on August 14, 2024).

10.16**	Security Agreement, dated August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.3 of Form 10-Q filed with the SEC on August 14, 2024).

10.17**	Intellectual Property Security Agreement, dated August 14, 2024, by and between Roost Enterprises, Inc. and Streeterville Capital, LLC (previously filed as Exhibit 10.4 of Form 10-Q filed with the SEC on August 14, 2024).

10.18**	Intellectual Property Security Agreement, dated August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.5 of Form 10-Q filed with the SEC on August 14, 2024).

10.19**	Guaranty, dated as of August 14, 2024, by Roost Enterprises, Inc., reAlpha Acquisitions, LLC, reAlpha Acquisitions Churchill, LLC, reAlpha Realty, LLC, Rhove Real Estate 1, LLC and Naamche Inc. for the benefit of Streeterville Capital, LLC (previously filed as Exhibit 10.6 of Form 10-Q filed with the SEC on August 14, 2024).

10.20**	Placement Agency Agreement, dated as of August 14, 2024, by and between reAlpha Tech Corp. and Maxim Group LLC (previously filed as Exhibit 10.7 of Form 10-Q filed with the SEC on August 14, 2024).

10.21*	Security Agreement, dated September 13, 2024, by and between Debt Does Deals, LLC and Streeterville Capital, LLC.

10.22*	Intellectual Property Security Agreement, dated September 13, 2024, by and between Debt Does Deals, LLC and Streeterville Capital, LLC.

10.23*	Guaranty, dated as of September 13, 2024, by Debt Does Deals, LLC for the benefit of Streeterville Capital, LLC.

10.24**	Letter Agreement, dated November 19, 2024, among reAlpha Tech Corp., Unreal Estate Inc. and Unreal Estate LLC (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on January 29, 2025).

10.25+**	Piyush Phadke’s Offer Letter, effective as of January 30, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on January 30, 2025).

10.26+**	2025 Short Term Incentive Plan (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on February 10, 2025).

10.27#**	Advertising Agreement, dated March 7, 2025, between reAlpha Tech Corp. and Mercurius Media Capital LP (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 10, 2025).

10.28#**	Investment Agreement, dated March 7, 2025, between reAlpha Tech Corp. and Mercurius Media Capital LP (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on March 10, 2025).

10.29**	Mutual Settlement and Release Agreement, dated as of March 19, 2025, between reAlpha Tech Corp. and Unreal Estate Inc. (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 21, 2025).

10.30**	Exchange Agreement, dated as of March 20, 2025, between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on March 21, 2025).

14.1**	Code of Conduct and Ethics (previously filed as Exhibit 14.1 of Form S-11 filed with the SEC on August 8, 2023).

19*	Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of GBQ Partners, LLC, independent registered public accounting firm.

24.1*	Power of Attorney (included on the signature page of this report).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	Clawback Policy (previously filed as Exhibit 97.1 of Form 10-KT filed with the SEC on March 12, 2024).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
**	Previously filed.
***	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.
#	Schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

REALPHA TECH CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

reAlpha Tech Corp. and Subsidiaries

Dublin, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of reAlpha Tech Corp. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, the eight-month period ended December 31, 2023 and the year ended April 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024, the eight-month period ended December 31, 2023 and the year ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Continuation as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter – Discontinued Operations

As described in Note 16 to the consolidated financial statements, during 2024 the Company suspended real estate acquisition operations of Roost Enterprises, Inc. (“Rhove”), and presented the related amounts as discontinued operations in the consolidated financial statements. Our opinion is not modified with respect to this matter.

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2021.

Columbus, Ohio

April 2, 2025

reAlpha Tech Corp. and Subsidiaries

Consolidated Balance Sheet

December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
ASSETS

Current Assets
Cash	$3,123,530	$6,456,370
Accounts receivable	182,425	30,630
Receivable from related parties	12,873	-
Prepaid expenses	180,158	242,795
Current assets of discontinued operations	56,931	88,036
Other current assets	487,181	582,463
Total current assets	$4,043,098	$7,400,294

Property and Equipment, at cost
Property and equipment, net	$102,638	$328,539

Other Assets
Investments	215,000	115,000
Other long term assets	31,250	406,250
Intangible assets, net	3,285,406	-
Long term assets of discontinued operations	-	18,335,701
Goodwill	4,211,166	-
Capitalized software development - work in progress	105,900	839,085

TOTAL ASSETS	$11,994,458	$27,424,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$655,765	$431,700
Related party payables	9,287	-
Short term loans - related parties -current portion	115,086	-
Short term loans - unrelated parties -current portion	666,053	190,095
Accrued expenses	1,164,813	799,624
Current liabilities of discontinued operations	-	47,665
Deferred liabilities, current portion	1,534,433	593,750
Total current liabilities	$4,145,437	$2,062,834

Long-Term Liabilities
Deferred liabilities, net of current portion	-	406,250
Mortgage and other long term loans - related parties - net of current portion	45,052	-
Mortgage and other long term loans - unrelated parties - net of current portion	241,121	247,000
Note payable, net of discount	4,909,376	-
Other long term liabilities	1,086,000	-
Total liabilities	$10,426,986	$2,716,084

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common stock ($0.001 par value; 200,000,000 shares authorized, 45,864,503 shares outstanding as of December 31, 2024; 200,000,000 shares authorized, 44,122,091 shares outstanding as of December 31, 2023)	45,865	44,123
Additional paid-in capital	39,770,060	36,899,497
Accumulated deficit	(38,260,913)	(12,237,885)
Accumulated other comprehensive income	5,011	-
Total stockholders’ equity (deficit) of reAlpha Tech Corp.	1,560,023	24,705,735

Non-controlling interests in consolidated entities	7,449	3,050
Total stockholders’ equity (deficit)	1,567,472	24,708,785

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,994,458	$27,424,869

reAlpha Tech Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Year Ended December 31, 2024 and Eight Months Ended December 31, 2023 and Year Ended April 30, 2023

	For the Year Ended	For the Eight Months Ended	For the Year Ended
	December 31, 2024	December 31, 2023	April 30, 2023

Revenues	$948,420	$121,690	$419,412
Cost of revenues	302,084	94,665	293,204
Gross Profit	646,336	27,025	126,208

Operating Expenses
Wages, benefits and payroll taxes	2,841,591	710,737	1,114,403
Repairs & maintenance	3,216	51,436	24,794
Utilities	11,545	12,321	32,456
Travel	259,661	46,476	-
Dues & subscriptions	118,656	24,426	97,999
Marketing & advertising	793,004	193,612	2,002,884
Professional & legal fees	2,124,946	4,572,026	1,470,306
Depreciation & amortization	282,095	30,029	157,802
Impairment of intangible assets	202,968	-	-
Other operating expenses	911,268	418,697	159,166
Total operating expenses	7,548,950	6,059,760	5,059,810

Operating Loss	(6,902,614)	(6,032,735)	(4,933,602)

Other Income (Expense)
Gain on sale of myAlphie	-	5,502,774	-
Interest expense, net	(333,759)	(70,119)	(169,776)
Other expense, net	(500,601)	(144,764)	(334,228)
Total other (expense) income	(834,360)	5,287,891	(504,004)

Net Loss from continuing operations before income taxes	(7,736,974)	(744,844)	(5,437,607)
Income tax benefit (expense)	54,260	(204,286)	-

Net Loss from continuing operations	(7,682,714)	(949,130)	(5,437,607)
Discontinued operations (Rhove)
Loss from operations of discontinued Operations	(261,242)	(302,129)	(14,776)
Impairment of goodwill and intangible assets of discontinued operations	(18,078,393)	-	-
Loss on discontinued operations	$(18,339,635)	$(302,129)	$(14,776)

Net Loss after income taxes	$(26,022,349)	$(1,251,259)	$(5,452,383)

Less: Net (Loss) Income Attributable to Non-Controlling Interests	679	464	726

Net Loss Attributable to Controlling Interests	$(26,023,028)	$(1,251,723)	$(5,453,109)

Other comprehensive income
Foreign currency translation adjustments	5,011	-	-
Total other comprehensive gain	5,011	-	-

Comprehensive Loss Attributable to Controlling Interests	$(26,018,017)	$(1,251,723)	$(5,453,108)
Basic and diluted loss per share
Continuing operations	$(0.17)	$(0.02)	$(0.13)
Discontinued operations	$(0.41)	$(0.01)	$(0.00)
Net Loss per share — basic and diluted	$(0.58)	$(0.03)	$(0.13)

Weighted-average outstanding shares — basic	44,631,577	42,688,666	40,439,190

Weighted-average outstanding shares — diluted	44,631,577	42,688,666	40,439,190

reAlpha Tech Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2024 and Eight Months Ended December 31, 2023 and Year Ended April 30, 2023

					Accumulated	ReAlpha Tech Corp.
			Additional		Other	and	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity

Balance at April 30, 2022	8,634,210	$8,634	$192,490	$(5,533,053)	$-	$(5,331,929)	$13,597	$(5,318,332)

Net loss	-	-	-	(5,453,109)	-	(5,453,109)	726	(5,452,383)
Shares issued through Reg A offering	895,537	896	8,954,474	-	-	8,955,370	-	8,955,370
Reg A offering costs	-	-	(777,466)	-	-	(777,466)	-	(777,466)
Distribution to syndicate members	-		(46,587)	-	-	(46,587)	(12,351)	(58,938)
Shares issued for acquisition of Rhove	1,312,025	1,312	13,118,938	-	-	13,120,250	-	13,120,250
Shares issued for services	304,529	305	3,044,985	-	-	3,045,290	-	3,045,290
Shares issued in former parent	543,420	543	149,457	-	-	150,000	-	150,000
RTC India - Non controlling interest	-	-	-	-	-	-	641	641
Cancellation of shares in the former parent	(9,167,630)	(9,167)	(241,957)	-	-	(251,124)	-	(251,124)
Recapitalization of shares	40,000,000	40,000	410,000	-	-	450,000	-	450,000
Downstream merger transaction	-	-	(697,175)	-	-	(697,175)	-	(697,175)
Balance at April 30, 2023	42,522,091	$42,523	$24,107,159	$(10,986,162)	$-	$13,163,520	$2,613	$13,166,133
Net loss	-	-	-	(1,251,723)	-	(1,251,723)	464	(1,251,259)
Shares issued through follow on listing	1,600,000	1,600	3,898,898	-	-	3,900,498	-	3,900,498
Issuance of warrants		-	4,099,502	-	-	4,099,502	-	4,099,502
Issuance of stock options for Rhove acquisition	-	-	5,462,000	-	-	5,462,000	-	5,462,000
Reg A offering costs	-	-	(562)	-	-	(562)	-	(562)
Follow on listing offering costs	-	-	(667,500)	-	-	(667,500)	-	(667,500)
RTC India - Non controlling interest	-	-	-	-	-	-	(27)	(27)
Balance at December 31, 2023	44,122,091	$44,123	$36,899,497	$(12,237,885)	$-	$24,705,735	$3,050	$24,708,785
Net loss	-	-	-	(26,023,028)	-	(26,023,028)	679	(26,022,349)
Other Comprehensive gain	-	-	-	-	5,011	5,011	-	5,011
Shares issue - BMN acquisition	1,146,837	1,147	1,512,853	-	-	1,514,000	-	1,514,000
Shares issue - AiChat10X Pte	293,536	293	1,022,682	-	-	1,022,975	-	1,022,975
Shares issued for services	83,000	83	108,647	-	-	108,730	-	108,730
Shares issued to employees & directors	204,423	204	207,249	-	-	207,453	-	207,453
Share issued to AiChat employees	14,616	15	19,132	-	-	19,147	-	19,147
Hyperfast - Non Controlling Interests	-	-	-	-	-	-	3,750	3,750
RTC India - Non Controlling Interest	-	-	-	-	-	-	(30)	(30)
Balance at December 31, 2024	45,864,503	$45,865	$39,770,060	$(38,260,913)	$5,011	$1,560,023	$7,449	$1,567,472

reAlpha Tech Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2024 and Eight Months Ended December 31, 2023 and Year Ended April 30, 2023

	For the Year Ended	For the Eight Months Ended	For the Year Ended
	December 31, 2024	December 31, 2023	April 30, 2023

Cash Flows from Operating Activities:
Net (loss) income	$(26,022,349)	$(1,251,259)	$(5,452,383)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	466,691	289,067	157,802
Stock based compensation - employees	207,453	-	-
Stock based compensation - services	108,730	-	-
Legal & professional expenses	-	3,045,290
Amortization of loan discounts and origination fees	181,875	-	-
Write-off of capitalized software costs	145,746	-	-
Impairment of goodwill and intangible assets	18,280,947	-	-
Commitment fee expenses	500,000	-	-
Loss on sale of properties	301	(85,077)	(22,817)
Gain on previously held equity	(20,663)	-	-
Gain on sale of myAlphie	-	(5,502,774)	-
Changes in operating assets and liabilities:
Accounts receivable	(16,437)	37,490	65,696
Receivable from related parties	(12,873)	20,874	(20,874)
Payable to related parties	(56,241)	-	-
Prepaid expenses	62,637	(226,889)	96,038
Other current assets	(19,773)	(419,849)	(81,689)
Accounts payable	58,756	48,928	235,433
Accrued expenses	(185,118)	621,815	60,741
Deferred liabilities	278,080	593,750	-
Total adjustments	19,980,111	(1,577,375)	490,330
Net cash used in operating activities	(6,042,238)	(2,828,634)	(4,962,053)

Cash Flows from Investing Activities:
Proceeds from sale of properties	293,307	731,343	1,539,997
Additions to property, plant & equipment	(12,533)	(40,840)	19,721
Cash paid to acquire business	(1,268,630)	(50,000)	(25,000)
Cash paid for equity method investment	(50,000)	-	-
Cash used for additions to capitalized software development and intangibles	(516,544)	(134,400)	(452,451)
Net cash (used in) provided by investing activities	(1,554,400)	506,103	1,082,267

Cash Flows from Financing Activities:
Proceeds from issuance of debt	6,155,539	190,095	247,000
Payments of debt	(1,164,241)	-	(1,071,709)
Deferred financing costs	(727,500)	-	-
Proceeds from issuance of common stock	-	7,331,938	4,282,274
Offering costs paid on issuance of common stock	-	-	(416,312)
Net cash provided by financing activities	4,263,798	7,522,033	3,041,253

Net (decrease) increase in cash	(3,332,840)	5,199,502	(838,533)

Cash - Beginning of Period	6,456,370	1,256,868	2,095,401

Cash - End of Period	$3,123,530	$6,456,370	$1,256,868

Supplemental disclosure of cash flow information
Interest expense	$(58,897)	$(70,119)	$(169,776)

reAlpha Tech Corp.

Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

reAlpha Tech Corp. and Subsidiaries (“we,” “us,” “our,” the “Company,” “reAlpha” or the “Registrant”) were initially incorporated with the name reAlpha Asset Management, Inc. in the State of Delaware on April 22, 2021. Initially, our asset-heavy operational model centered on using proprietary AI tools for real estate acquisition, converting properties into short-term rentals, and offering fractional interests to investors. However, due to macroeconomic challenges like higher interest rates and inflated property prices, we’ve discontinued our rental segment operations. We are now focused on developing an end-to-end commission-free homebuying platform. Utilizing the power of AI and an acquisition-led growth strategy, reAlpha’s goal is to offer a more affordable, streamlined experience for those on the journey to homeownership.

reAlpha has transitioned into a technology-driven, integrated services company, leveraging AI to enhance the homebuying experience and streamline real estate transactions. At the core of its strategy is the reAlpha platform, an AI-powered solution designed to simplify the home purchase process while generating revenue through mortgage brokerage and title and escrow services.

To strengthen its AI capabilities, reAlpha has acquired Naamche and AiChat (each as defined below), expanding its software development expertise and AI-driven engagement tools. Naamche enhances reAlpha platform functionality, while AiChat improves customer interaction of their clients through AI-powered automation.

reAlpha operates through its key subsidiaries, including reAlpha Realty, AiChat, Be My Neighbor, Hyperfast, each playing a role in its vertically integrated ecosystem. These subsidiaries enable reAlpha to provide real estate brokerage, and closing services, which enables us to capture value across multiple stages of the transaction process.

With its focus on AI technology and integrated real estate services, reAlpha is creating a scalable, end-to-end, tech-enabled model for customers to buy a home. Through strategic acquisitions and innovations in its platform, reAlpha is expanding its market presence and diversifying revenue streams across real estate, mortgage services, and AI-powered solutions.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These financial statements include all adjustments, which consist of normal recurring accruals, deemed necessary by management for a fair presentation of the Company’s financial position and results of operations for the reported period.

This note on significant accounting policies is provided to aid in the understanding of the Company’s financial statements. The policies adhere to U.S. GAAP and have been consistently applied in the preparation of both the annual and interim financial statements. The financial statements reflect the operations, assets, and liabilities of the Company as a whole.

The consolidated balance sheet as of December 31, 2024, has been derived from the Company’s audited consolidated financial statements for that date. It is essential that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s previous Annual Report on Form 10-KT for the year ended December 31, 2023. The results of operations for the fiscal year are not necessarily indicative of the results to be expected for any future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of December 31, 2024, the Company’s cash was held by financial institutions that management believes have acceptable credit. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

In accordance with Accounting Standards Codification (“ASC”) 326, Investments - Financial Instruments—Credit Losses, (“ASC 326”) the Company applies the Current Expected Credit Losses (“CECL”) model to estimate expected credit losses over the lifetime of financial assets measured at amortized cost. The Company has determined that accounts receivable (“AR”) is the only financial asset subject to CECL assessment, as it does not have any loan receivables, held-to-maturity debt securities, or other financial instruments requiring CECL evaluation.

The Company’s CECL methodology incorporates historical loss experience, current economic conditions, and forward-looking adjustments to assess credit risk and expected loss reserves.

As of December 31, 2024, the Company has experienced no historical credit losses on accounts receivable. A significant portion of the Company’s accounts receivable is attributable to AiChat, its Singapore subsidiary, as its customers are large multinational corporations with strong financial stability and a consistent payment history. However, given macroeconomic risks, including interest rate fluctuations and regulatory considerations, the Company has applied a 0.05% CECL reserve to accounts receivable related to AiChat, our Singapore subsidiary. No additional forward-looking CECL reserve was deemed necessary due to continued government financial support, stable corporate tax incentives, and the strong creditworthiness of customers.

The Company will continue to monitor macroeconomic conditions and reassess the adequacy of its CECL reserve on a quarterly basis. Future adjustments may be made as economic conditions evolve and additional credit risk factors are identified.

As of December 31, 2024, the Company’s assessment under ASC 326 confirms that its accounts receivable remains recoverable, with no material impairments beyond the CECL provision recorded.

Accounts receivable
Opening Balance, January 1, 2024	$-
Current-period provision for expected credit losses(1)	62
Release of allowance for expected credit losses	-
Ending Balance, December 31, 2024	$62

(1)	Of the Company’s total accounts receivable balance of $182,425, $123,704 relates to third-party receivables held by AiChat, the Company’s Singapore-based subsidiary. A 0.05% reserve was applied to this amount in accordance with the CECL model under ASC 326.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investment is initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. The equity method investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.

We recorded the Xmore AI investment of $125,000 under the equity method as per ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”).

Capitalized Software Development Costs

The Company adheres to ASC 350-40 for the capitalization of software development costs. Under these standards, costs incurred during the application development stage—including coding, testing, and the development of software functionalities—are eligible for capitalization if they relate to significant improvements that substantially enhance the software’s functionality or extend its service capacity. These costs include direct labor, third-party services, and other expenses directly attributable to the software’s development. Conversely, expenditures for minor enhancements and routine software maintenance are expensed as incurred, consistent with specific US GAAP requirements.

Amortization of capitalized software development costs begins when the software is ready for its intended use and placed in service. These costs are amortized over the software’s estimated useful life, which is assessed by considering factors such as the expected future benefits to the Company and the rate of technological change.

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

As of December 31, 2024, on our annual goodwill testing date, we conducted a quantitative impairment test for our reporting unit, Rhove. This evaluation was necessitated by operational challenges that led to prompting a re-evaluation of the fair value of the reporting units compared to their carrying amounts.

The results of this impairment test indicated that the fair value of Rhove was less than its carrying amount, necessitating an impairment charge. This impairment reflects adjustments to the carrying values on our consolidated balance sheet as of December 31, 2024, and has been recognized in our financial results for the fiscal year to accurately reflect the reduced value of the reporting unit. These financial statements include all necessary adjustments, consisting of the noted impairment loss, to present fairly the financial position and results of operations of the company.

Definite-lived Intangible Assets

ASC 350 on Intangibles – Goodwill and Other; Intangible assets are definite-lived intangible assets such as technology, customer contracts and trademarks resulted from business acquisitions. The valuation and classification of these intangible assets and determination of useful lives involves judgments and significant estimates. These Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset using the straight-line method and estimated useful lives. We periodically review the estimated useful lives of our definite-lived intangible assets and identify events or changes in circumstances that may indicate revised estimated useful lives.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when control of services is transferred to the customer. On a standalone basis, reAlpha generates revenue by providing monthly support services to Turnit related to the myAlphie platform. Revenue is recognized over time as the services are performed and the customer benefits from them. reAlpha recognized rental revenue upon customer control of the asset and recorded deferred revenue for book sales until the delivery obligation was met, both in accordance with ASC 606.

AiChat, which provides an AI conversational platform, adheres to the revenue recognition standards outlined in ASC 606. The license fee for platform access and consulting services are recognized as distinct performance obligations, reflecting their ability to provide value independently within our customer contracts. For the “right to access” license fee, revenue is recognized over the duration of the subscription period, as control and benefits are provided continuously to the customer. Consulting services are recognized based on the nature of the engagement. Revenue for one-time services, such as project setups, is recognized at the point in time of delivery. For ongoing consulting services, revenue is recognized over time, reflecting the continuous benefit transferred to the customer throughout the service period. This approach ensures that revenue recognition accurately matches the ongoing provision of access and the timing of consulting services, as per the guidelines of ASC 606.

Be My Neighbor, a mortgage brokerage company, complies with ASC 606 by recognizing revenue at the point of loan closing. This moment marks the transfer of control of the loan to the borrower, capturing the completion of Be My Neighbor’s primary service—successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan closes, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations.

Naamche, a company that provides services related to the development of technology, adheres to ASC 606 for revenue recognition, primarily from its service-based contracts. This approach involves detailed identification of contracts with customers, determination of distinct performance obligations within these contracts, and accurate allocation of transaction prices to these obligations. Revenue is recognized as Naamche satisfies each performance obligation, typically over time, reflecting the ongoing delivery and customer consumption of its tech-driven services.

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

Fair Value of Financial Instruments

ASC 825, Disclosure about Fair Value of Financial Instruments, (“ASC 825”) requires certain disclosures regarding the fair value (“FV”) of financial instruments. The carrying amounts of accounts receivable, other current assets and prepaid expenses, accounts payable, other payables and accrued liabilities and due to Company affiliates approximate their FVs because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

Note 3 - Going Concern

We assess going concern uncertainty in our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least 12 months from the date our consolidated financial statements are issued. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors.

Management has reviewed our financial condition, focusing on liquidity sources and upcoming financial obligations. This assessment shows that our short-term obligations exceed the resources available under current operational plans that raise a substantial doubt about our ability to continue as a going concern for the next 12 months after the date that these consolidated financial statements are issued. Additionally, while recent acquisitions are expected to increase operational expenses, we anticipate that they will increase revenue streams, contributing positively to our financial outlook. We believe these acquisitions will enhance product offerings and market reach, which we anticipate will drive higher revenue in the coming months. However, the revenue from our recent acquisitions and from our technology platforms do not yet offset our current obligations and expenses. Management anticipates continuing operating losses for the next 12 months due to growth initiatives, management expects to continue raising capital through additional debt and/or equity financings to fund its operations. Management believes that these actions will effectively mitigate the conditions that raise substantial doubt about our ability to continue as a going concern and to ultimately achieve profitability. However, management cannot provide assurance that their plans to add revenue streams, raise revenue or raise additional capital will be successful, and whether we will ultimately achieve profitability, become cash flow positive, or raise additional debt and/or equity capital. If we are unable to raise our revenues sufficiently to cover our obligations and expenses or raise additional capital in the near future, management expects that we will need to curtail operations, seek additional capital on less favorable terms, and/or pursue other remedial measures.

As of December 31, 2024, the Company holds $3.1 million in cash.

Note 4 - Income Taxes

The Company generated a worldwide pre-tax loss of $26,045,861, $1,046,973 and $5,452,383 for the periods ended December 31, 2024, December 31, 2023, and April 30, 2023 respectively.

Pre-tax book income/(loss) has been recorded in the following jurisdictions:

	Tax Years Ended
	12/31/24	12/31/23	4/30/23
US	$(6,861,229)	$(758,438)	$(5,450,265)
Foreign	(844,997)	13,945	12,657
From continuing operations	(7,706,226)	(744,493)	(5,437,607)
From discontinued operations (US)	(18,339,635)	(302,480)	(14,776)
Total pre-tax income/(loss)	$(26,045,861)	$(1,046,973)	$(5,452,383)

The Company recorded federal and state income tax expense for the period ended December 31, 2024 of ($29,699) and ($24,561), respectively. The Company recorded federal and state income tax expense for the period ended December 31, 2023 of $166,478 and $37,808, respectively.  The Company recorded no income tax expense for the period  April 30, 2023.

	Tax Years Ended
	12/31/24	12/31/23	4/30/23
Current:
Federal	$(29,699)	$166,478	$-
State	(24,561)	37,808	-
Foreign	-	-	-
	(54,260)	204,286	-
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
	-
Income tax expense (benefit) for continuing operations	(54,260)	204,286	-
Income tax expense (benefit) for discontinued operations
Total	$(54,260)	$204,286	$-

The Company follows the Financial Accounting Standards Board (“FASB”) ASC 740, for the computation and presentation of its tax provision. The following table presents a reconciliation of the income tax provision (benefit) computed at the statutory federal rate and the Company’s income tax provision (benefit) for the periods presented:

	Tax Years Ended
	12/31/24	12/31/23	4/30/23
U.S. federal taxes at statutory rate	$(1,440,858)	$(159,346)	$(1,144,556)
State tax	(24,561)	37,808	-
Foreign Taxes	-	-	-
Regulation-A Costs	12,985	24,556	368,830
Stock Registration Expenses	257,066	946,768	-
Goodwill Impairment
Non-Controlling Interest
Other Permanent Differences	5,280	1,979	14,457
Other	(29,699)	-	-
Change in valuation allowance	1,165,527	(647,479)	761,269
Total	$(54,260)	$204,286	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Tax Years Ended
	12/31/24	12/31/23	4/30/23
Deferred tax assets:
Net operating loss carryforwards	$5,309,474	$2,559,749	$3,238,595
Charitable Contributions	-	-	1,483
Section 174 Capitalization	430,891	418,028	406,010
Property and equipment	-	-	-
Gross deferred tax assets	5,740,365	2,977,777	3,646,088
Valuation allowance	(4,951,573)	(2,523,225)	(1,592,835)
Net deferred tax assets	$788,792	$454,552	$2,053,252
Deferred tax liabilities
Property and equipment	(1,468)	(6,285)	(946)
Intangibles	(787,324)	(448,267)	(2,052,306)
Gross deferred tax liabilities	(788,792)	(454,552)	(2,053,252)
Net deferred tax liabilities	(788,792)	(454,552)	0
Net deferred taxes	$-	$-	$-

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The valuation allowance changed by $2.4 million, during the year ended December 31, 2024.

For the period ended December 31, 2024, we had a total carryover of Federal Net Operating Losses (“NOLs”) of $22,085,100. The Company’s NOLs were generated after the rules of the Tax Cuts and Jobs Act (“TCJA”) became effective on January 1, 2018. The NOLs do not expire but are subject to the 80% limitation. The Company has a State and city Net Operating Loss carryover of $32,986,420. These NOLs are subject to various limitations and expiration dates.

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

It is the Company’s policy to include penalties and interest expense in income tax expense. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2024.

The Company’s major tax jurisdictions are the United States, India, Nepal and Singapore. All of the Company’s tax years will remain open for examination by the Federal and State tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company does not have any tax audits pending in the United States.

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

Change to Internal Revenue Code Section 174 under the 2017 Tax Cuts and Jobs Act went into effect during 2022. The revised code no longer permits a deduction for research and development expenditures in the tax year that such costs incurred. Instead, such costs must be capitalized and amortized over five or 15 years for U.S. and foreign costs, respectively. The Company capitalized such costs in its tax years ended December 31, 2023 and April 30, 2023 income tax provision and return, respectively.

The Organization for Economic Co-operation and Development (the “OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, to be effective as of January 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not anticipated to have a material adverse effect on the Company’s effective tax rate, financial position, results of operations, or cash flows. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

		12/31/24	12/31/23
A.	Valuation Allowance Increase	$2,428,348	$-
B.	Federal NOL Carryforward	22,085,100	12,061,045
C.	City of Dublin, OH NOL Carryforward	14,232,690	8,883,628
D.	State of Ohio NOL Carryforward	18,753,731	11,749,252

Note 5 - Business Combinations

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

	Initial Amounts Recognized as of the acquisition date	Measurement Period Adjustment	Final Purchase Price Allocation

Cash & Cash Equivalents	$50,786	$-	$50,786
Accounts Receivable	15,745	(15,745)	-
Other Current Assets	2,050	-	2,050
Net Property Plant & Equipment	76,350	-	76,350
Goodwill(1)	549,494	(459,517)	89,977
Intangible assets	-	26,000	26,000
Accounts Payable	(46,506)	46,506	-
Accrued Expenses	(36,480)	-	(36,480)
Dividend Payable	(31,381)	-	(31,381)
Long Term Loans	(54,662)	-	(54,662)
Net assets acquired	$525,396	$(402,756)	$122,640

(1)	During the measurement period, the Company recorded a measurement period adjustment to the preliminary purchase price allocation (“PPA”). This adjustment reduced goodwill due to eliminating intercompany transactions affecting the PPA and removed previously recognized contingent consideration, which was recorded as compensation expense under ASC 805.

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

The final purchase price allocation includes $26,000 of acquired identifiable intangible assets, all of which have finite lives. The intangible assets are being amortized over their estimated useful lives on a straight-line basis. The determination of useful lives is based upon various industry studies, historical acquisition experience, and economic factors.

The purchase price allocation to identifiable intangible assets acquired subject to amortization consists of the following:

	Estimated Useful Life (in years)	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Trademarks and trade names	5	$8,500	$1,118	$7,382
Customer and other relationships	6	17,500	1,918	15,582
Balance, December 31, 2024		$26,000	$3,036	$22,964

We estimate amortization expense for the next five years and beyond will be as follows:

Years Ending December 31:	Amount
2025	4,617
2026	4,617
2027	4,617
2028	4,617
2029	3,499
Thereafter	999
Total	$22,966

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

For the fair valuation of developed technology, the relief from royalty method was applied. The estimation of the economic useful life of these assets took into account factors outlined in ASC 350. Trademarks and trade names fair value was determined using the relief from royalty method. Customer and other relationships were valued through MPEEM, which calculates the present value of excess earnings attributed to these relationships over their estimated remaining useful life. Assembled workforce is not recognized separately from goodwill, as it lacks separability and contractual nature.

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

The purchase price allocation to identifiable intangible assets acquired subject to amortization consists of the following:

	Estimated Useful Life (in years)	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Developed technology	5	$800,000	$75,397	$724,603
Trademarks and trade names	9	272,000	14,242	257,758
Customer and other relationships	10	63,000	2,969	60,031
Balance, December 31, 2024		$1,135,000	$92,608	$1,042,392

We estimate amortization expense for the next five years and beyond will be as follows:

Years Ending December 31:	Amount
2025	196,522
2026	196,522
2027	196,522
2028	196,522
2029	121,125
Thereafter	135,179
Total	$1,042,392

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

	Initial Amounts Recognized as of the acquisition date	Measurement Period Adjustment	Final Purchase Price Allocation
Cash & cash equivalents	$442,439	$-	$442,439
Accounts receivable	92,822		92,822
Goodwill(1)	2,248,782	138,438	2,387,220
Intangible assets	1,434,000		1,434,000
Accounts payable	(3,794)		(3,794)
Other current liabilities	(251,249)		(251,249)
Net assets acquired	$3,963,000	$138,438	$4,101,438

(1)	During the measurement period, adjustments were made to the recorded value of goodwill based on the newly available information regarding the fair values of the acquired assets and liabilities.

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

The purchase price allocation to identifiable intangible assets acquired subject to amortization consists of the following:

	Estimated Useful Life (in years)	Gross Value	Accumulated Amortization	Net Book Value
Definite Lived Intangible Assets:
Trademarks and trade names	15	$1,434,000	$29,859	$1,404,141
Balance, December 31, 2024		$1,434,000	$29,859	$1,404,141

We estimate amortization expense for the next five years and beyond will be as follows:

Years Ending December 31:	Amount
2025	95,600
2026	95,600
2027	95,600
2028	95,600
2029	95,600
Thereafter	926,141
Total	$1,404,141

Acquisition of Hyperfast Title, LLC

On July 24, 2024, we acquired 85% of the membership interests of Hyperfast Title LLC (“Hyperfast”), a Florida-based title insurance provider, through a membership interest purchase agreement for an aggregate purchase price of $21,250. This transaction resulted in an increase in goodwill of $25,054.

Acquisition of USRealty, LLC

In November 2024, the Company entered into agreements related to the acquisition of USRealty Brokerage Solutions, LLC and an investment in Unreal Estate Inc.

As part of these agreements the Company agreed to provide $250,000 in in-kind services as consideration for the acquisition of USRealty Brokerage Solutions, LLC. These services were to be delivered over a one-year period. The Company also entered into a Letter Agreement to purchase $600,000 in convertible promissory notes from Unreal Estate Inc., to be paid in six installments. Only the first installment of $60,000 was made at closing.

On March 19, 2025, the Company entered into a Mutual Settlement and Release Agreement (the “Settlement Agreement”) with Unreal Estate Inc. (“Unreal Estate”), resolving certain claims and disputes related to the previously disclosed Membership Interest Purchase Agreement, Letter Agreement, and convertible promissory note (collectively, the “Agreements”). Pursuant to the Settlement Agreement, the Company agreed to pay Unreal Estate a one-time cash amount of $80,000. In exchange, Unreal Estate released the Company from any further obligations under the Agreements, including the Company’s obligation to purchase additional convertible promissory notes. The Company retained full ownership and control of the membership interests in USRealty Brokerage Solutions, LLC previously acquired from Unreal Estate. As part of the Settlement Agreement, the outstanding $60,000 convertible promissory note was cancelled, and the Letter Agreement was terminated. The parties also executed a mutual release of claims, subject to limited exceptions, and the Settlement Agreement includes customary representations, warranties, and covenants.

The $60,000 first installment and $80,000 one-time cash payment were expensed as of year-end as a type 1 subsequent event and recorded as operating expense in the consolidated statement of operations for the year ended December 31, 2024.

Note 6 - Property and equipment, net

1.	Investments in property and equipment consisted of the following as of December 31, 2024.

a.

		Accumulated	Net
	Cost	Depreciation	Investment
Computer	$69,269	(50,648)	$18,621
Furniture and fixtures	53,021	(24,380)	28,641
Vehicles	73,969	(18,593)	55,376
Total investment in property & equipment	$196,259	$(93,621)	$102,638

2.	Investments in property and equipment consisted of the following as of December 31, 2023

a.	Investments in property and equipment other than held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Computer	33,401	(11,856)	$21,545
Furniture and fixtures	20,853	(7,467)	$13,386
Total investment in property & equipment	$54,254	$(19,323)	$34,931

b.	Investments in property and equipment held for sale

		Accumulated	Net
	Cost	Depreciation	Investment
Land	$19,690	$-	$19,690
Buildings and building improvements	267,117	(6,172)	$260,945
Furniture and fixtures	16,090	(3,117)	$12,973
Total investment in real estate	$302,897	$(9,289)	$293,608

The Company recorded depreciation expenses of $24,891 and $64,545 for the periods ended December 31, 2024 and December 31, 2023, respectively.

Note 7 - Capitalized Software Development costs, work in progress

As of December 31, 2024, the Company continues to assess the carrying amount of capitalized software for impairment, considering expected future benefits and cash flows to determine recoverability.

	December 31, 2024					December 31, 2023
	Gross carrying amount	Additions	Impaired(1)	Reclassified to Intangibles & Expenses (2)	Net carrying value	Gross carrying amount	Additions	Net carrying value
Capitalized Software Development costs, work in progress	$839,085	$516,544	$(202,968)	$(1,046,761)	$105,900	$589,645	$249,440	$839,085
Total	$839,085	$516,544	$(202,968)	$(1,046,761)	$105,900	$589,645	$249,440	$839,085

(1)	During year-end 2024, the Company performed an assessment of capitalized software for impairment. As a result, the Company impaired Work-in-Progress (“WIP”) related to reAlpha HUMINT and our technology for completing Syndications due to no further development and lack of use cases. The impaired amount was removed from the carrying value of WIP and recorded as an impairment expense in the financial statements.

(2)	On August 20, 2024, the Company reclassified a portion of WIP to intangible assets, specifically: $156,800 to GENA, $593,843 to the reAlpha platform and also reclassified the additions made to Claire post reclassification of $150,372. Both Claire and GENA began amortization over five years starting August 20, 2024, in accordance with ASC 350 and also includes reclassification of capitalized cost of $145,746 to expenses during the period ended December 31, 2024.

Note 8 - Goodwill and Intangible Assets

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

During the measurement period, the Company recorded an adjustment of $138,438 related to the Be My Neighbor acquisition, reflecting refinements in the fair value assessment of acquired liabilities.

Additionally, the Company assessed the Rhove acquisition for impairment and determined that an impairment charge was necessary. The impairment evaluation considered factors such as changes in expected future cash flows and market conditions affecting the acquired assets. The impairment expense has been recognized in the financial statements accordingly.

Changes in the carrying amount of goodwill were as follows:

	Technology Services	Rental Business	Total
Balance at January 1, 2024	$-	$17,337,739	$17,337,739
Goodwill acquired, net of purchase price adjustments (1)	4,072,728	-	4,072,728
Goodwill impairment	-	(17,337,739)	(17,337,739)
Goodwill measurement period adjustment	138,438	-	138,438
Balance at December 31, 2024	$4,211,166	$-	$4,211,166

(1)	Includes goodwill related to Naamche, AiChat, Be My Neighbor, and Hyperfast acquisitions. See “Note 5 – Business Combinations” for further information.

The components of intangible assets, all of which are finite-lived, are as follows:

	December 31, 2024					December 31, 2023
	Gross carrying amount	Additions	Impaired	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Definite-life Intangibles:
Developed technology	$1,119,000	$1,701,015	$(688,886)	$590,619	$1,540,510	$1,119,000	$235,860	$883,140
Trademarks and trade names	34,000	1,714,500	-	71,333	1,669,283	34,000	13,134	20,866
Customer relationships	104,000	80,500	(77,885)	38,887	75,613	104,000	10,044	93,956
Total	$1,257,000	$3,496,015	$(766,771)	$700,839	$3,285,406	$1,257,000	$259,038	$997,962

Following this reclassification, during the fourth quarter of 2024, the Company capitalized an additional $150,372 in significant platform improvements to the reAlpha platform (Claire). These improvements were enhancements without significant changes to the platform’s useful life, rather than costs incurred during the application development stage.

The Company recorded amortization expenses of $441,800 and $259,038 for the year ended December 31, 2024, and December 31, 2023, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2024:

Years Ending December 31:	Amount
2025	473,256
2026	473,256
2027	473,256
2028	473,256
2029	330,063
Thereafter	1,062,319
Total	$3,285,406

Note 9 - Notes Payable

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

The Company had the following outstanding notes payable as of December 31, 2024 and December 31, 2023:

a. Summary of Notes payable:

	December 31, 2024	December 31, 2023
Secured promissory note to Streeterville Capital, LLC, $435,000 original issue discount	$5,455,000	$-
Less: Unamortized debt issuance costs & Original issue discount	(545,624)
Total Notes payable	$4,909,376	$-

As of December 31, 2024, accrued interest was $166,111, compared to $0 as of December 31, 2023. As of December 31, 2024 and December 31, 2023, unamortized debt issuance and original issue discount were reflected within long term liabilities on the consolidated balance sheets, netted with the notes payable. The amortization of original issue discount and origination fee for the period ended December 31, 2024 was $181,875.

Note 10 - Related Party Transactions

Loans from Related Parties

Related party transactions involve loans provided to AiChat, our subsidiary, by Kester Poh, a director of AiChat, and Balaji Swaminathan, a member of our board of directors. All transactions were conducted on terms consistent with those offered to unrelated third parties.

As of December 31, 2024, the balance due to Kester Poh under the loans was $128,055, divided as follows: short term loans of $73,174 and long-term loans of $54,881. The notes issued in connection with these loans are structured to be repaid over a two-year period until September 2026 through monthly installments of $6,098, bearing an interest rate of 6.9% per annum.

Similarly, as of December 31, 2024, the balance due to Balaji Swaminathan under the loans is $55,933. The notes issued in connection with these loans are structured to be repaid over a one and a half year period through monthly installments of $1,750 until November 2025, bearing an interest rate of 6.9% per annum.

a. Summary of Short-Term Loans to Related Parties

	Average Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Term Loan Facilities	6.98%	$129,107	$-
Less: Interest Reserve		(14,021)	$-
Total Debt		$115,086	$-

b. Summary of Long-Term Loans to Related Parties

	Maturity Year	Average Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Term Loan Facilities	2026	6.9%	54,881	-
Less: Interest Reserve			(9,829)	-
			$45,052	$-

Note 11 - Short Term Loans to Unrelated Parties

Short-Term Loans consisted of the following as of December 31, 2024, and December 31, 2023:

a. Summary of Short-Term Loans to Unrelated Parties

	Average Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Term Loan Facilities	11%	$537,019	$-
D&O Insurance		150,688
Other Loans			190,095
Less: Interest Reserve		(21,654)
Total Debt		$666,053	$190,095

Note 12 - Deferred Liabilities, Current Portion

The Company had the following deferred liabilities as of December 31, 2024 and December 31, 2023:

	Gross carrying amount	Consideration Paid	Net carrying value
Balance as on December 31, 2023	$593,750	$-	$593,750
Deferred Consideration – AiChat	180,525	-	180,525
Deferred Revenue - AiChat	278,908	-	278,908
Deferred Liability - Commitment fee	406,250	-	406,250
Deferred Consideration - Xmore AI	75,000	-	75,000
Balance as on December 31, 2024	$1,534,433	$-	$1,534,433

Note 13 - Mortgage and Other Long-Term Loans

Mortgage and Other Long-Term Loans consisted of the following as of December 31, 2024, and December 31, 2023:

a. Summary of Mortgage and Other Long-Term Loans to Unrelated Parties

	Maturity Year	Average Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Mortgage Loan	2053	7.5%	$-	$247,000
Term Loan Facilities	2024-2028	6.5%	210,866	-
Vehicle Loan	2029	11%	48,188	-
Less: Interest Reserve			(17,933)	-
			$241,121	$247,000

Note 14 - Stockholders’ Equity (Deficit)

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share; and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share. As of December 31, 2024, there were 45,864,503 shares of common stock and 0 shares of preferred stock issued and outstanding. As of December 31, 2023, there were 44,122,091 shares of common stock and 0 shares of preferred stock issued and outstanding as of December 31, 2023.

Stock Based Compensation

We issued an aggregate of 219,039 shares of common stock during and as of the year ended December 31, 2024, pursuant to reAlpha Tech Corp.’s 2022 Equity Incentive Plan (as amended, the “2022 Plan”) described below.

Equity Incentive Plan

We maintain the 2022 Plan, under which we may grant awards to our employees, officers and directors and certain other service providers. The compensation committee of our board of directors administers the 2022 Plan. The 2022 Plan permits grants of awards to eligible employees, consultants and other service providers. The aggregate number of shares of common stock that may be issued under the 2022 Plan may not exceed 4,000,000 shares of common stock of which 3,780,961 remain available for issuance. All of our current employees, consultants and other service providers are eligible to be granted awards under the 2022 Plan. Eligibility for awards under the 2022 Plan is determined by the board of directors at its discretion.

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

On October 23, 2023, we issued GEM Yield Bahamas Limited (“GYBL”) warrants to purchase up to 1,700,884 shares of our common stock (the “GEM Warrants”) at an original exercise price of $406.67 per share, subsequently adjusted to $371.90 following our most recent public offering. On November 1, 2024, we filed a lawsuit against GYBL seeking to void the GEM Warrants or obtain a declaratory judgment that the warrant terms govern exercise price adjustments. On March 14, 2025, the United States District Court for the Southern District of New York dismissed our complaint. We are evaluating the decision and potential appeal options. On March 19, 2025, GYBL filed a separate lawsuit against us in the same court, alleging breach of the GEM Warrants and seeking declaratory relief, monetary damages, specific performance, and attorneys’ fees. We intend to defend the action and pursue all available legal remedies. Due to the pending litigation, the classification of the GEM Warrants under ASC 480 and ASC 815 remains uncertain. If resolved adversely, we may be required to reclassify the warrants as liabilities, which could impact our financial statements. No adjustments have been made as of December 31, 2024, as these events occurred after the balance sheet date. We cannot predict the eventual scope, duration or outcome at this time. At this time, we do not have sufficient information to be able determine whether we will have to pay any damages related to this lawsuit.

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

On January 31, 2025, the Company entered into Amendment No. 1 to At the Market Sales Agreement, which amended the At the Market Sales Agreement, dated December 19, 2024, by and between the Company and A.G.P. (the “Original Agreement” and, as amended by the Amendment, the “Sales Agreement”) to reduce the floor price from $5.00 to $3.90 per Placement Share. As a result of this adjustment, the floor price of the Warrants reduced from $5.00 to $3.90 and the number of shares issuable upon exercise of the warrants increased to 3,076,923.

Subsequently, on February 27, 2025, in connection with Amendment No. 2 to the At-the-Market Sales Agreement, the floor price used for warrant adjustment purposes was further reduced from $3.90 to $1.44, which is the minimum exercise price permitted under the terms of the warrants. As a result of this further adjustment, the number of shares issuable upon exercise of the warrants increased to 8,333,336.

We believe the likelihood that any Warrant holders will exercise their warrants, and the amount of cash proceeds we may receive, depends on the trading price of our common stock. As of the date of this filing, the exercise price of the GEM Warrants remains $371.90, while the exercise price of the Follow-On Warrants has been reduced to $1.44 per share, the floor price permitted under their terms, following the February 27, 2025 amendment to the At-the-Market Sales Agreement. If the trading price of our common stock remains below these respective exercise prices, it is unlikely that the holders will exercise their warrants. While these market conditions currently make exercise of the GEM Warrants unlikely, the reduced exercise price of the Follow-On Warrants may increase the potential for those to be exercised. Additionally, following the March 14, 2025 dismissal of our lawsuit seeking to void the GEM Warrants, and the subsequent legal action filed by GYBL on March 19, 2025 alleging breach and seeking to enforce the GEM Warrants, there is continuing uncertainty regarding the enforceability of the GEM Warrants and the appropriate method for calculating any adjustment to their exercise price. As a result, and pending the outcome of the related litigation, no adjustments have been made to the GEM Warrants’ exercise price based on the one-year anniversary adjustment provision. See “Note 18 – Subsequent Events” for additional information.

Our analysis is based on the trading price of our common stock as of March 28, 2024, which was $1.17 per share.

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

Warrants and Rights activity as of December 31, 2024 were as follows:

	Issue date	Period ended	Contractual life (years)	Warrants/Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Rhove (rollover options) Issued on March 24, 2023	03/04/2023	12/31/2024	2	1,263,000	10.00	0.17
GEM Warrants Issued on October 23, 2023	10/23/2023	12/31/2024	5	1,700,884	371.9	3.81
Follow-on Warrants Issued on November 21, 2023(1)	11/21/2023	12/31/2024	5	2,400,000	1.44	3.89
Warrants outstanding on December 31, 2024				5,363,884	120.93	2.99

(1)	In accordance with the anti-dilution provisions of the Follow-On Warrants, the per share exercise price was reduced from $3.90 to $1.44, while the number of shares issuable was increased to approximately 8,333,336, thereby maintaining the aggregate exercise price. This adjustment was reflected in the Company’s filing on February 27, 2025.

Shelf Registration Statement on Form S-3

The Company filed a Form S-3 (File No. 333-283284) shelf registration statement with the SEC on November 15, 2024, that was declared effective on November 26, 2024 (the “Form S-3”). The Form S-3 allows us to offer common stock, preferred stock, warrants, subscription rights and units from time to time, as market conditions permit to fund, to the extent required beyond the 12 months from the date hereof, the ongoing operations of the Company. Until the growth of revenue increases to a level that covers operating expenses, the Company intends to continue to fund operations in this manner, although, the volatility in the capital markets and potential upcoming recession may negatively affect our ability to do so.

As of December 31, 2024, the Company has an At-the-Market (“ATM”) program with A.G.P./Alliance Global Partners (“A.G.P.”), as sales agent, pursuant to an ATM Sales Agreement, dated December 19, 2024 (the “Sales Agreement”), under which it may sell shares of common stock with an aggregate offering price of up to $14,275,000 (see “Note 18 – Recent Developments” for more information on subsequent amendments to the Sales Agreement and related information). During the fiscal year ended December 31, 2024, the Company issued zero shares of its common stock from the ATM program.

As of December 31, 2024, the Company is subject to the SEC’s “baby shelf rules,” which prohibits companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under its Form S-3, the ATM program and related Sales Agreement or other securities offerings.

Note 15 - Commitments and Contingencies

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

Contingent Consideration and Compensation

Acquisition Agreement – Naamche

The Company’s agreement with Naamche includes deferred payment provisions representing potential milestone payments for Naamche’s former owners. The provisions are made up of two general types of arrangements, contingent compensation and contingent consideration. The contingent compensation arrangement is contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period. The contingent consideration is not contingent on employment and was recorded as purchase consideration in other long-term liabilities on the consolidated balance sheets at the time of the initial acquisition based on the fair value of the estimated liability. The amounts are paid over a three-year period, contingent on the achievement of certain revenue milestones.

Acquisition Agreement – Debt Does Deals, LLC (dba “Be My Neighbor”)

The Company’s agreement with Be My Neighbor includes deferred payment provisions representing potential milestone payments for its former owners. The provisions are made up of contingent consideration. The contingent consideration is not contingent on employment and was recorded as purchase consideration in other long-term liabilities on the consolidated balance sheets at the time of the initial acquisition based on the fair value of the estimated liability. The amounts are paid over a three-year period, contingent on the achievement of certain revenue and EBITDA milestones.

The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving the respective milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

As of December 31, 2024, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at December 31, 2024 using unobservable inputs, primarily internal revenue forecasts. Contingent consideration was valued at the time of acquisitions and have included using the Monte Carlo simulation model. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

As of December 31, 2024, the Company’s contingent consideration liabilities, non-current balances were as follows:

	As of December 31, 2024
	Contingent consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Fair Value	Contingent Consideration
Level 3:
Contingent consideration, non-current - Naamche	$137,000	$-	$-	$137,000	$137,000
Contingent consideration, non-current - BMN	949,000	-	-	949,000	949,000
Total contingent consideration	$1,086,000	$-	$-	$1,086,000	$1,086,000

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

Malpractice Lawsuit

On July 13, 2023, the Company filed a complaint in Franklin County, Ohio, against Buchanan, Ingersoll & Rooney, PC (“Buchanan”), Rajiv Khanna (“Khanna”) and Brian S. North (“North,” together with Buchanan and Khanna, the “Buchanan Legal Counsel”). The complaint alleges that the Buchanan Legal Counsel failed to provide proper and timely legal advice during the Company’s Tier 2 Regulation A offering, resulting in late Blue Sky notice filings with all required states prior to the Company offering and selling securities in those states. As a result, the Company was subject to a number of inquiries, investigations, and subpoenas by the various states, incurring significant legal fees and fines, lost opportunity due to pausing its Regulation A campaign, in addition to the loss of a $20 million institutional investment. The Company is seeking the forfeit of all legal fees associated with this matter, the award of legal fees to bring this matter to action, and further legal and equitable relief as the Court deems just and proper. In response to the counterclaims filed by the Buchanan Legal Counsel on August 16, 2023, the Company has denied the allegations made therein, asserting that they lack merit and are either insufficiently supported or entirely untrue. The Company contends that any damages claimed by the defendants arise from their own negligence and failure to meet their contractual obligations. At this time, the Company cannot predict the eventual scope, duration, or outcome of the lawsuit.

GEM Yield Bahamas Limited Litigation

On November 1, 2024, we filed a lawsuit against GYBL in the United States District Court for the Southern District of New York (the “Court”) in which we have asserted two causes of action: (i) rescission of the GEM Warrants issued pursuant to the GEM Agreement, pursuant to Section 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement.

On March 14, 2025, the Court granted GYBL’s motion to dismiss our complaint relating to the lawsuit against GYBL. We are currently evaluating the Court’s decision and all legal rights available to us, including, but not limited to, appealing the Court’s decision to the United States Court of Appeals for the Second Circuit. There is no assurance that any such appeal would be successful.

Note 16 - Discontinued Operations

During the year ended December 31, 2024, the Company made a strategic decision to fully discontinue its Rhove operations, a component that previously operated under the rental business segment. This decision was based on the lack of future revenue potential and the absence of funding to further develop the platform.

As a result, the Rhove operations have been classified as a discontinued operation in accordance with ASC 205-20.

The following table rolls forward Rhove assets and liabilities from their carrying values prior to classification as discontinued operations to their values after such classification, and presents the impact of reclassifications, impairments, and write-offs:

Rhove Related Assets	Carrying Value Prior To Abandonment	Asset and Liability Transfers Retained by reAlpha	Asset Impairments and Liability Write-Offs	Carrying Value as of 12/31/2024
Cash	$3,456	$(3,456)	$-	$-
Other Current Assets(1)	88,036	(53,474)	(34,562)	-
Intangibles, net	740,240	-	(740,240)	-
Goodwill	17,337,739	-	(17,337,739)	-
Total assets - Rhove	$18,169,471	$(56,930)	$(18,112,541)	$-

Accounts Payable and Other Accrued Liabilities	$24,147	$-	$(24,147)	$-
Other Current Liabilities	10,000	-	(10,000)	-
Total Liabilities - Rhove	$34,147	$-	$(34,147)	$-
Net Assets and Liabilities - Rhove	$18,135,324	$(56,930)	$(18,078,394)	$-

(1)	This relates to tax refunds from the Internal Revenue Service related to the Rhove acquisition.

The following table provides detail of the discontinued operations as of December 31, 2024 and 2023:

Rhove Related Assets	December 31, 2024 (transferred to reAlpha)	December 31, 2023
Current Assets
Cash	$3,456	$-
Other current Assets	53,474	88,036
	$56,930	$88,036
Long term Assets
Intangibles, net	-	997,962
Goodwill		17,337,739
	$-	$18,335,701
Current Liabilities
Accounts payable and other accrued liabilities		30,175
Other current liabilities		17,490
Total liabilities - Rhove	$-	$47,665

The following table represents the statement of operations for discontinued operations as of each reporting period:

	For the Year Ended	For the Eight Months Ended	For the Year Ended
	December 31, 2024	December 31, 2023	April 30, 2023

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-

Discontinued operating expenses
Depreciation & amortization	257,722	259,038	-
Professional & legal fees	-	47,454	13,583
Other operating expense (income)	3,520	(605)	310
Total operating expenses	261,242	305,887	13,893

Discontinued Operating Loss	(261,242)	(305,887)	(13,893)

Discontinued other expense (income)
Impairment of intangible assets	740,240	-	-
Goodwill impairment	17,337,739	-	-
Other expense (income)	414	(3,758)	883
Total other (expense) income	18,078,393	(3,758)	883

Net loss from discontinued operations before income taxes	(18,339,635)	(302,129)	(14,776)

Note 17 - Segment Reporting

In November 2023, FASB issued Accounting Standards Update (“ASU”) 2023-07 (“ASU 2023-07”). ASU 2023-07 requires expanded disclosures about reportable segments including additional information on segment expenses, expanded interim period disclosures, and an explanation of how the chief operating decision maker utilizes segment information in evaluating segment performance. We are currently assessing the impact that the adoption of ASU 2023-07 will have on the disclosures in our consolidated financial statements.

Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, in which the entity holds material assets and reports revenue. We have one reportable segment based on our business units: (i) Technology Services. Our chief operating decision maker has been identified as the Chief Executive Officer and the President, each of which reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Note 18 - Subsequent Events

Exchange Agreement with Streeterville Capital, LLC

On March 20, 2025, the Company entered into an Exchange Agreement with Streeterville Capital, LLC (the “Note Holder”), pursuant to which the Company issued 15,873 shares of its common stock in exchange for the cancellation of a $20,000 portion (the “Partitioned Note”) of an outstanding secured promissory note originally issued on August 14, 2024. The shares were issued at an effective price of $1.26 per share, representing the “Minimum Price” as defined in Nasdaq Listing Rule 5635(d). The Exchange was conducted pursuant to Section 3(a)(9) of the Securities Act of 1933 and did not involve any cash consideration or payment of commissions.

GEM Yield Bahamas Limited Litigation

On March 19, 2025, GYBL filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint relates to the GEM Warrants and asserts claims for breach of contract and declaratory relief regarding the validity and enforceability of the GEM Warrant. GYBL seeks unspecified monetary damages, specific performance of the GEM Warrant, and reimbursement of attorneys’ fees and costs. The Company believes the claims are without merit and intends to vigorously defend against the action. As of the date of this filing, the outcome of this matter is uncertain, and no loss contingency has been recorded in the financial statements.

Series A Preferred Stock Designation

On February 20, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Delaware Secretary of State, establishing the terms of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”), designating 1,000,000 shares of the 5,000,000 shares authorized but unissued class of the Company’s stock.  The Series A Preferred Stock has a stated value of $20 per share (the “Stated Value”), and a conversion price per share of $20 per share, subject to adjustments provided in the Certificate of Designation (the “Conversion Price”).

Acquisition of GTG Financial, Inc.

On February 20, 2025, the Company completed the acquisition of GTG Financial, Inc. (“GTG”), a California-based mortgage brokerage, acquired 100% of its outstanding shares from the seller (the “Acquired Shares”), Glenn Groves (the “Seller”), pursuant to a Stock Purchase Agreement (the “GTG Purchase Agreement”). The total purchase consideration is up to $4.2 million, subject to certain adjustments, consisting of $281,250 in shares of Series A Preferred Stock, $1,287,000 in restricted common shares to be issued within 90 days of closing, $1,344,750 in deferred cash payments (the “Cash Portion”) payable in three installments post-closing, and up to $1,287,000 in performance-based earn-out payments payable in cash or stock, subject to GTG achieving certain revenue and EBITDA targets over three successive 12-month periods.

Additionally, the GTG Purchase Agreement provides that, to the extent that, upon an Automatic Conversion (as defined in the Certificate of Designation), the aggregate value for the shares issuable upon conversion of the Series A Preferred Stock (the "Conversion Shares”) on the Automatic Conversion Date (as defined in the Certificate of Designation) is less than $281,250, as determined based on the volume-weighted average price of such Conversion Shares on the Automatic Conversion Date, then the Company will pay for such difference in value in cash or in shares of Common Stock, at the Company’s sole discretion, payable or issuable to the holder, as applicable, no later than 30 calendar days after the Automatic Conversion Date.

Further, to the extent that the Company does not pay the Cash Portion in full by the date that is 180 days of the closing date, then, beginning on the 181st day following the closing date, the outstanding amount of the Cash Portion will bear interest at a rate per annum equal to 4% and the Seller will have the right, at the Seller’s sole discretion and to the extent permitted by law, to rescind the transactions contemplated under the GTG Purchase Agreement, in which case the Seller will return any and all consideration paid by the Company in exchange for all the Acquired Shares, and the Company will return the Acquired Shares to the Seller, in each case in accordance with and subject to the terms and conditions of the GTG Purchase Agreement.

Amendments to the At the Market (ATM) Sales Agreement

On January 31, 2025, the Company entered into Amendment No. 1 to its Sales Agreement with A.G.P., which amended the original Sales Agreement. Amendment No. 1 reduced the floor price for sales under the Sales Agreement from $5.00 to $3.90 per share. On February 27, 2025, the Company entered into Amendment No. 2 to the Sales Agreement, further reducing the floor price from $3.90 to $0.01 per share. On the same date, the Company filed a prospectus supplement to reflect this change and to reduce the aggregate offering amount under the Sales Agreement from $14,275,000 to $11,700,000. Sales under the Sales Agreement may be made pursuant to our Form S-3 (as defined above), the related base prospectus, and applicable prospectus supplements. Under the terms of the Sales Agreement, the Company will pay A.G.P. a commission of 3.0% of gross proceeds and will reimburse A.G.P. for certain expenses. The Sales Agreement may be terminated by either party upon five days’ notice and will expire upon the earlier of the 36-month anniversary of the original agreement, the sale of all Placement Shares, or earlier termination by either party.

Subsequent to the year ended December 31, 2024, the Company issued an aggregate of 160,879 shares of its common stock pursuant to its ATM Offering, at an average offering price of $1.37 per share, for total gross proceeds of approximately $231,236. The shares were issued under the Form S-3 and related prospectus supplements.

On March 24, 2025, the Company provided notice to A.G.P. of its election to terminate the Sales Agreement, which termination was effective on March 29, 2025 in accordance with the terms of the Sales Agreement.

Warrant Adjustment on Follow On Offering

On November 24, 2023, the Company issued the Follow-On Warrants (as defined above) to purchase up to 2,400,000 shares of common stock in connection with a best-efforts public offering, pursuant to a placement agency agreement with Maxim Group LLC and a securities purchase agreement with certain purchasers. Pursuant to the anti-dilution adjustment provisions of the Follow-On Warrants, In connection with the Company’s entering into Amendment No. 1 to the Sales Agreement, and in accordance with the anti-dilution adjustment provisions of the Follow-On Warrants, the exercise price was adjusted downwards from $5.00 to $3.90. As a result thereof, the aggregate number of shares of common stock issuable upon exercise of the Follow-On Warrants increased to 3,076,924.

Subsequently, on February 27, 2025, in connection with the Company entering into Amendment No. 2 to the Sales Agreement, the exercise price for the Follow-On Warrants was further adjusted from $3.90 to $1.44, which is the floor price set forth in the Follow-On Warrants. As a result of this adjustment, the aggregate number of shares issuable upon exercise of the warrants increased to 8,333,336.

Advertising Agreement and Investment Agreement with Mercurius Media Capital LP

On March 7, 2025 (the “Closing Date”), the Company simultaneously entered into an Advertising Agreement and an Investment Agreement (collectively, the “Transaction Documents”) with Mercurius Media Capital LP (“MMC”). In accordance with the Transaction Documents, the Company agreed to issue and sell to MMC 250,000 shares of Series A Preferred Stock, for an aggregate purchase price of $5,000,000 (the “Consideration”). The Consideration will be paid to the Company in the form of a Credit (as defined in the Advertising Agreement) issued by MMC to the Company at the Closing Date in accordance with the terms and subject to the conditions set forth in the Advertising Agreement.

Additionally, the Investment Agreement further provides that, to the extent that the aggregate value of the Conversion Shares issued upon the Automatic Conversion is less than the Consideration, as determined based on the closing price of our common stock, as reported on the Nasdaq Stock Market on the applicable Automatic Conversion Date, then the Company shall pay for such difference in cash or in shares of common stock, at the Company’s sole discretion, no later than 30 calendar days after the Automatic Conversion Date, on the terms and subject to the conditions set forth in the Investment Agreement. The Investment Agreement further provides that at any time during the 2-month period beginning on the Closing Date, MMC will have the right, but not the obligation, to reinvest up to an additional $5,000,000 in the aggregate in the Company on the same terms and conditions as those set forth in the Transaction Documents.

Issuance of Restricted Stock Units Under the 2022 Equity Incentive Plan

On February 4, 2025, the compensation committee of the board of directors approved the issuance of 550,000 restricted stock units (“RSUs”) were issued under the 2022 Plan. These RSUs are subject to a two-year vesting schedule as follows: (i) 50% will vest on the date that is 12 months from the date of grant, (ii) 12.5% will vest on the date that is 15 months from the date of grant, (iii) 12.5% will vest on the date that is 18 months from the date of grant, (iv) 12.5% will vest on the date that is 21 months from the date of grant and (v) 12.5% will vest on the date that is 24 months from the date of grant.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: April 2, 2025	By:	/s/ Giri Devanur
Giri Devanur Chief Executive Officer and Chairman

Date: April 2, 2025	By:	/s/ Piyush Phadke
Piyush Phadke Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Giri Devanur and Piyush Phadke as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10- K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in- fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2025	/s/ Giri Devanur
Giri Devanur Chief Executive Officer and Chairman (Principal Executive Officer)

Date: April 2, 2025	/s/ Piyush Phadke
Piyush Phadke
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 2, 2025	/s/ Dimitrios Angelis
Dimitrios Angelis, Director

Date: April 2, 2025	/s/ Brian Cole
Brian Cole, Director

Date: April 2, 2025	/s/ Monaz Karkaria
Monaz Karkaria, Director

Date: April 2, 2025	/s/ Balaji Swaminathan
Balaji Swaminathan, Director