Form 10-K/A
period 2024-12-31
reAlpha Tech Corp.
filed 2025-05-13
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 12, 2025, the registrant had 51,248,840 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of amending (i) “Item 8. Financial Statements and Supplementary Data” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2025 (the “Original Form 10-K”), to reflect related party transactions involving an invoice financing arrangement (the “Financing Arrangement”) with Sea Easy Capital Pte. Ltd., a Singapore-based entity, that were not expressly identified in the financial statements and related footnotes thereto included in the Original Form 10-K; and (ii) “Item 13. Certain Relationships and Related Party Transactions” of Part III of the Original 10-K to include the required information of the Financing Arrangement therein.

Specifically, this Form 10-K/A (i) corrects the amount reflected in the balance sheet line item “Short term loans – related parties – current portion” by increasing such amount by $146,900 to reflect the Financing Arrangement; (ii) corrects the amount reflected in the balance sheet line item “Short term loans – unrelated parties – current portion” by decreasing such amount by $146,900 to remove the Financing Arrangement from such line item; (iii) includes disclosure in “Note 10 – Related Party Transactions” to reflect the Financing Arrangement; and (iv) includes the required information of the Financing Arrangement in “Item 13. Certain Relationships and Related Party Transactions.” The effect of the changes described herein did not impact total assets, total liabilities, or total stockholders’ equity (deficit) in the consolidated balance sheet, nor did it impact the consolidated statements of operations and comprehensive (loss) income, consolidated statements of cash flows, or consolidated statements of stockholders’ equity (deficit) for the reported periods. Rather, the effect of the changes described herein only impacted the presentation of the Financing Arrangement from “Short term loans – unrelated parties – current portion” to “Short term loans – related parties – current portion” in the consolidated balance sheet.

In addition, pursuant to the rules of the SEC, “Item 15. Exhibits and Financial Statement Schedules” of Part III of the Original Form 10-K has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1, 31.2 and 32.1 hereto, as well as an updated Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1.

Except for the foregoing information that was specifically amended under “Item 8. Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Party Transactions” as provided herein, this Form 10-K/A and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our filings made with the SEC subsequent to the filing of the Original Form 10-K.

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to reAlpha Tech Corp. and its subsidiaries, as applicable.

PART II

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required hereunder are included on the pages immediately following “Item 15. Exhibits and Financial Statement Schedules” appearing on page F-1.

PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Sea Easy Capital Pte. Ltd. Loans

During the year ended December 31, 2024, AiChat Pte Ltd., a subsidiary of the Company since July 12, 2024 (“AiChat”), utilized its existing invoice financing arrangement with Sea Easy Capital Pte. Ltd., a Singapore-based entity (“SEA”), pursuant to which AiChat financed an aggregate of $320,510 (Singapore Dollar (“SGD”) 417,000) of its invoices (as defined below) through SEA’s online platform (the “SEA platform”). Mala Swaminathan (the wife of our director, Balaji Swaminathan) is the co-owner of SEA and she controls SEA by virtue of her ownership or control of a majority (51%) of the capital stock of SEA. Mr. Swaminathan also serves on the advisory board of SEA.

The SEA platform allows AiChat to act as an account receivable invoice seller, under which AiChat is able to upload account receivable invoices (each, an “invoice”) from time to time to the SEA platform for approval by SEA, with each such invoice denoting a dollar amount to be payable by AiChat in accordance with the SEA platform’s terms and conditions (the “terms and conditions”), subject to limits, if any, imposed by SEA on the aggregate value of invoices AiChat may upload and offer for sale. Upon approval, these invoices can be purchased at a discount to its face value based on the payable amounts thereunder (the “invoice purchase price”), by SEA or an authorized third-party (collectively, the “purchasers”) through the SEA platform in accordance with the terms and conditions. After such purchase, the purchaser becomes obligated to fund such invoice purchase price to AiChat directly in the form of a loan (each, a “loan”), minus any fees or interests payable thereunder, and all rights, title and interest in such invoice are assigned to such purchaser at the time of the purchase. Once an invoice is purchased, AiChat provides notice to the customer to which the invoice relates to with the payment instructions to direct such customer to send funds to a designated payment account in order to repay for the loans.

These loans bear a fixed interest rate of 16.5% per annum, and are each payable to the purchaser 89 to 120 days after the date of the respective loan. Additionally, in accordance with the terms and conditions, to the extent AiChat defaults on these loans, or is deemed to have defaulted in accordance with the terms and conditions, then, on and at any time after the occurrence of such default, the purchaser is entitled request the immediate repurchase by AiChat of the applicable invoice and amounts thereunder, suspend SEA platform access, as well as declare that any fees and all other amounts accrued or outstanding under the loans be immediately due and payable and/or take any other actions, including legal action, to recover such amounts due and payable. If AiChat fails to repurchase the applicable invoice upon written demand by the relevant purchaser, then AiChat is liable to such purchaser for an amount equal to the outstanding amounts under the invoice, minus any paid amounts by AiChat, plus a default interest rate of 10% and liquidated damages. Further, if AiChat fails to pay any amounts outstanding under the loans when due, and such failure to pay continues beyond any grace period provided by SEA, then AiChat is required to pay a default interest rate on such outstanding amounts from the expiration of the grace period provided, if any, of 10%, or any other default interest rate determined by the purchaser, until the date of full payment. AiChat and the purchaser are each able to terminate any loan documents by giving written notice of at least 30 days to the other, provided that any and all outstanding amounts are fully paid prior to such termination. The terms and conditions further provide for representations and warranties for any user of the SEA platform, including limitation of liability for SEA and its affiliates, indemnification of such parties by the user of the SEA platform, confidentiality provisions and others.

During the year ended December 31, 2024, we repaid SEA an aggregate amount of $160,255 of the principal amount outstanding for the loans, and we accrued and paid $8,234 in interest payments to SEA in connection with these loans during such period. Further, in accordance with the terms and conditions, we paid $39,912 in fees to SEA for using the SEA platform. Since then, and as of April 2, 2025, SEA has loaned an additional $160,255 (SGD 208,500) to AiChat, and we have accrued interest in the amount of $6,138 in connection with the loans made during such period. As of April 2, 2025, we had an aggregate amount of $155,481 in principal outstanding for these loans and we have not defaulted on any of these loans as of such date.

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

The financial statements filed as part of this report are listed and indexed in the Index to Consolidated Financial Statements stating on page F-1 located in this Annual Report on Form 10-K/A.

(a)	(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a)	(3) Exhibits

Required exhibits are incorporated by reference or are filed with this report.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K/A:

Exhibit No.	Description of Exhibit

1.1**	At the Market Sales Agreement by and between reAlpha Tech Corp. and A.G.P./Alliance Global Partners, dated December 19, 2024 (previously filed as Exhibit 1.1 of Form 8-K filed with the SEC on December 19, 2024).

1.2**	Amendment No. 1 to At the Market Sales Agreement, dated January 31, 2025, by and between reAlpha Tech Corp. and A.G.P./Alliance Global Partners (previously filed as Exhibit 1.1 of Form 8-K filed with the SEC on January 31, 2025).

1.3**	Amendment No. 2 to At the Market Sales Agreement, dated January 31, 2025, by and between reAlpha Tech Corp. and A.G.P./Alliance Global Partners (previously filed as Exhibit 1.1 of Form 8-K filed with the SEC on February 27, 2025).

2.1**	Membership Interest Purchase Agreement by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.1 of Form 1-U filed with the SEC on May 23, 2023).

2.2**	Membership Interest Purchase Agreement First Side Letter by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.2 of Form 1-U filed with the SEC on May 23, 2023).

2.3**	Membership Interest Purchase Agreement Second Side Letter by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.3 of Form 1-U filed with the SEC on May 23, 2023).

2.4**	Stock Purchase Agreement by and Among Roost Enterprises, Inc. dba Rhove, the Sellers and reAlpha Tech Corp., dated March 24, 2023 (previously filed as Exhibit 1.1 of Form 1-U filed with the SEC on March 27, 2023).

2.5**	Restricted Stock Purchase Agreement by and between reAlpha Tech Corp. and Silicon Valley Bridge Bank, N.A., dated as of March 24, 2023 (previously filed as Exhibit 1.2 of Form 1-U filed with the SEC on March 27, 2023).

2.6**	Certificate of Ownership and Merger, filed March 21, 2023 (previously filed as Exhibit 2.1 of Form 1-U filed with the SEC on March 24, 2023).

2.7#**	Stock Purchase Agreement, dated as of December 3, 2023, among reAlpha Tech Corp., Naamche, Inc., the Sellers and the Sellers’ Representative (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on December 4, 2023)

2.8#**	Amended and Restated Stock Purchase Agreement, dated as of February 2, 2024, among reAlpha Tech Corp., Naamche, Inc. Pvt. Ltd., the Sellers and the Sellers’ Representative (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC February 8, 2024).

2.9#**	Business Acquisition and Financing Agreement, dated as of July 12, 2024, among reAlpha Tech Corp., AiChat Pte. Ltd., AiChat10X Pte. Ltd. and Kester Poh Kah Yong (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 15, 2024).

2.10#**	Membership Interest Purchase Agreement, dated as of September 8, 2024, among reAlpha Tech Corp., Debt Does Deals, LLC (d/b/a Be My Neighbor), Christopher B. Griffith and Isabel Williams (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on September 9, 2024).

2.11#**	Membership Interest Purchase Agreement, dated as of November 20, 2024, among reAlpha Tech Corp., USRealty Brokerage Solutions, LLC, Unreal Estate LLC and Unreal Estate Inc (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on November 21, 2024).

2.12#**	Stock Purchase Agreement, dated as of February 20, 2025, among reAlpha Tech Corp., GTG Financial, Inc. and Glenn Groves (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on February 24, 2025).

3.1**	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2**	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

3.3**	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on February 20, 2025 (previously filed as Exhibit 3.1 of Form 8-K filed with the SEC on February 24, 2025).

4.1**	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2**	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3**	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4**	Secured Promissory Note, dated as of August 14, 2024 (previously filed as Exhibit 4.4 of Form 10-Q filed with the SEC on August 14, 2024).

4.5**	Description of Securities of the Company(previously filed as Exhibit 4.5 of Form 10-K filed with the SEC on April 2, 2025).

10.1**	Share Purchase by and among reAlpha Asset Management, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated as of December 1, 2022 (previously filed as Exhibit 6.1 of Form 1-U filed with the SEC on December 5, 2022).

10.2**	Registration Rights Agreement by and among reAlpha Asset Management, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated as of December 1, 2022 (previously filed as Exhibit 6.2 of Form 1-U filed with the SEC on December 5, 2022).

10.3+**	Employment Agreement of Giri Devanur, dated April 11, 2023 (previously filed as Exhibit 10.11 of Form S-11 filed with the SEC on August 8, 2023).

10.4+**	Employment Agreement of Michael J. Logozzo, dated April 11, 2023 (previously filed as Exhibit 10.12 of Form S-11 filed with the SEC on August 8, 2023).

10.5+**	Employment Agreement of Jorge Aldecoa, dated April 11, 2023 (previously filed as Exhibit 10.13 of Form S-11 filed with the SEC on August 8, 2023).

10.6+**	reAlpha Tech Corp. 2022 Equity Incentive Plan (previously filed as Exhibit 10.14 of Form S-11 filed with the SEC on August 8, 2023).

10.7+**	Form of 2022 Equity Incentive Plan Restricted Stock Award Agreement (previously filed as Exhibit 10.15 of Form S-11 filed with the SEC on August 8, 2023).

10.8+**	Form of 2022 Equity Incentive Plan Stock Option Award Agreement (previously filed as Exhibit 10.16 of Form S-11 filed with the SEC on August 28, 2023).

10.9+**	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.17 of Form S-11 filed with the SEC on August 28, 2023).

10.10**	Ohio Division of Securities Cease and Desist Order with Consent Agreement (previously filed as Exhibit 6.10 of Form 1-U filed with the SEC on August 31, 2023).

10.11+**	First Amendment to Employment Agreement of Giri Devanur, dated February 1, 2024 (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on February 1, 2024).

10.12+**	First Amendment to Employment Agreement of Michael J. Logozzo, dated February 1, 2024 (previously filed as Exhibit 10.3 of Form 8-K filed with the SEC on February 1, 2024).

10.13+**	First Amendment to Employment Agreement of Jorge Aldecoa, dated February 1, 2024 (previously filed as Exhibit 10.4 of Form 8-K filed with the SEC on February 1, 2024).

10.14**	Note Purchase Agreement, dated as of August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.1 of Form 10-Q filed with the SEC on August 14, 2024).

10.15**	Security Agreement, dated August 14, 2024, by and between Roost Enterprises, Inc. and Streeterville Capital, LLC (previously filed as Exhibit 10.2 of Form 10-Q filed with the SEC on August 14, 2024).

10.16**	Security Agreement, dated August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.3 of Form 10-Q filed with the SEC on August 14, 2024).

10.17**	Intellectual Property Security Agreement, dated August 14, 2024, by and between Roost Enterprises, Inc. and Streeterville Capital, LLC (previously filed as Exhibit 10.4 of Form 10-Q filed with the SEC on August 14, 2024).

10.18**	Intellectual Property Security Agreement, dated August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.5 of Form 10-Q filed with the SEC on August 14, 2024).

10.19**	Guaranty, dated as of August 14, 2024, by Roost Enterprises, Inc., reAlpha Acquisitions, LLC, reAlpha Acquisitions Churchill, LLC, reAlpha Realty, LLC, Rhove Real Estate 1, LLC and Naamche Inc. for the benefit of Streeterville Capital, LLC (previously filed as Exhibit 10.6 of Form 10-Q filed with the SEC on August 14, 2024).

10.20**	Placement Agency Agreement, dated as of August 14, 2024, by and between reAlpha Tech Corp. and Maxim Group LLC (previously filed as Exhibit 10.7 of Form 10-Q filed with the SEC on August 14, 2024).

10.21**	Security Agreement, dated September 13, 2024, by and between Debt Does Deals, LLC and Streeterville Capital, LLC(previously filed as Exhibit 10.21 of Form 10-K filed with the SEC on April 2, 2025).

10.22**	Intellectual Property Security Agreement, dated September 13, 2024, by and between Debt Does Deals, LLC and Streeterville Capital ,LLC (previously filed as Exhibit 10.22 of Form 10-K filed with the SEC on April 2, 2025).

10.23**	Guaranty, dated as of September 13, 2024, by Debt Does Deals, LLC for the benefit of Streeterville Capital, LLC (previously filed as Exhibit 10.23 of Form 10-K filed with the SEC on April 2, 2025).

10.24**	Letter Agreement, dated November 19, 2024, among reAlpha Tech Corp., Unreal Estate Inc. and Unreal Estate LLC (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on January 29, 2025).

10.25+**	Piyush Phadke’s Offer Letter, effective as of January 30, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on January 30, 2025).

10.26+**	2025 Short Term Incentive Plan (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on February 10, 2025).

10.27#**	Advertising Agreement, dated March 7, 2025, between reAlpha Tech Corp. and Mercurius Media Capital LP (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 10, 2025).

10.28#**	Investment Agreement, dated March 7, 2025, between reAlpha Tech Corp. and Mercurius Media Capital LP (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on March 10, 2025).

10.29**	Mutual Settlement and Release Agreement, dated as of March 19, 2025, between reAlpha Tech Corp. and Unreal Estate Inc. (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 21, 2025).

10.30**	Exchange Agreement, dated as of March 20, 2025, between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on March 21, 2025).

14.1**	Code of Conduct and Ethics (previously filed as Exhibit 14.1 of Form S-11 filed with the SEC on August 8, 2023).

19**	Insider Trading Policy previously filed as Exhibit 19 of Form 10-K filed with the SEC on April 2, 2025).

21.1**	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 of Form 10-K filed with the SEC on April 2, 2025).

23.1*	Consent of GBQ Partners, LLC, independent registered public accounting firm.

24.1**	Power of Attorney (previously filed as Exhibit 24.1 of Form 10-K filed with the SEC on April 2, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	Clawback Policy (previously filed as Exhibit 97.1 of Form 10-KT filed with the SEC on March 12, 2024).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

**	Previously filed.

***	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

#	Schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

REALPHA TECH CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/GBQ Partners LLC

We have served as the Company’s auditor since 2021

Columbus, Ohio

April 2, 2025, except for Note 10 and 11, as to which the date is May 13, 2025

reAlpha Tech Corp. and Subsidiaries

Consolidated Balance Sheet

December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
ASSETS

Current Assets
Cash	$3,123,530	$6,456,370
Accounts receivable	182,425	30,630
Receivable from related parties	12,873	-
Prepaid expenses	180,158	242,795
Current assets of discontinued operations	56,931	88,036
Other current assets	487,181	582,463
Total current assets	$4,043,098	$7,400,294

Property and Equipment, at cost
Property and equipment, net	$102,638	$328,539

Other Assets
Investments	215,000	115,000
Other long term assets	31,250	406,250
Intangible assets, net	3,285,406	-
Long term assets of discontinued operations	-	18,335,701
Goodwill	4,211,166	-
Capitalized software development - work in progress	105,900	839,085

TOTAL ASSETS	$11,994,458	$27,424,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$655,765	$431,700
Related party payables	9,287	-
Short term loans - related parties -current portion	261,986	-
Short term loans - unrelated parties -current portion	519,153	190,095
Accrued expenses	1,164,813	799,624
Current liabilities of discontinued operations	-	47,665
Deferred liabilities, current portion	1,534,433	593,750
Total current liabilities	$4,145,437	$2,062,834

Long-Term Liabilities
Deferred liabilities, net of current portion	-	406,250
Mortgage and other long term loans - related parties - net of current portion	45,052	-
Mortgage and other long term loans - unrelated parties - net of current portion	241,121	247,000
Note payable, net of discount	4,909,376	-
Other long term liabilities	1,086,000	-
Total liabilities	$10,426,986	$2,716,084

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common stock ($0.001 par value; 200,000,000 shares authorized, 45,864,503 shares outstanding as of December 31, 2024; 200,000,000 shares authorized, 44,122,091 shares outstanding as of December 31, 2023)	45,865	44,123
Additional paid-in capital	39,770,060	36,899,497
Accumulated deficit	(38,260,913)	(12,237,885)
Accumulated other comprehensive income	5,011	-
Total stockholders’ equity (deficit) of reAlpha Tech Corp.	1,560,023	24,705,735

Non-controlling interests in consolidated entities	7,449	3,050
Total stockholders’ equity (deficit)	1,567,472	24,708,785

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,994,458	$27,424,869

reAlpha Tech Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Year Ended December 31, 2024 and Eight Months Ended December 31, 2023 and Year Ended April 30, 2023

	For the Year Ended	For the Eight Months Ended	For the Year Ended
	December 31, 2024	December 31, 2023	April 30, 2023

Revenues	$948,420	$121,690	$419,412
Cost of revenues	302,084	94,665	293,204
Gross Profit	646,336	27,025	126,208

Operating Expenses
Wages, benefits and payroll taxes	2,841,591	710,737	1,114,403
Repairs & maintenance	3,216	51,436	24,794
Utilities	11,545	12,321	32,456
Travel	259,661	46,476	-
Dues & subscriptions	118,656	24,426	97,999
Marketing & advertising	793,004	193,612	2,002,884
Professional & legal fees	2,124,946	4,572,026	1,470,306
Depreciation & amortization	282,095	30,029	157,802
Impairment of intangible assets	202,968	-	-
Other operating expenses	911,268	418,697	159,166
Total operating expenses	7,548,950	6,059,760	5,059,810

Operating Loss	(6,902,614)	(6,032,735)	(4,933,602)

Other Income (Expense)
Gain on sale of myAlphie	-	5,502,774	-
Interest expense, net	(333,759)	(70,119)	(169,776)
Other expense, net	(500,601)	(144,764)	(334,228)
Total other (expense) income	(834,360)	5,287,891	(504,004)

Net Loss from continuing operations before income taxes	(7,736,974)	(744,844)	(5,437,607)
Income tax benefit (expense)	54,260	(204,286)	-

Net Loss from continuing operations	(7,682,714)	(949,130)	(5,437,607)
Discontinued operations (Rhove)
Loss from operations of discontinued Operations	(261,242)	(302,129)	(14,776)
Impairment of goodwill and intangible assets of discontinued operations	(18,078,393)	-	-
Loss on discontinued operations	$(18,339,635)	$(302,129)	$(14,776)

Net Loss after income taxes	$(26,022,349)	$(1,251,259)	$(5,452,383)

Less: Net (Loss) Income Attributable to Non-Controlling Interests	679	464	726

Net Loss Attributable to Controlling Interests	$(26,023,028)	$(1,251,723)	$(5,453,109)

Other comprehensive income
Foreign currency translation adjustments	5,011	-	-
Total other comprehensive gain	5,011	-	-

Comprehensive Loss Attributable to Controlling Interests	$(26,018,017)	$(1,251,723)	$(5,453,108)
Basic and diluted loss per share
Continuing operations	$(0.17)	$(0.02)	$(0.13)
Discontinued operations	$(0.41)	$(0.01)	$(0.00)
Net Loss per share — basic and diluted	$(0.58)	$(0.03)	$(0.13)

Weighted-average outstanding shares — basic	44,631,577	42,688,666	40,439,190

Weighted-average outstanding shares — diluted	44,631,577	42,688,666	40,439,190

reAlpha Tech Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2024 and Eight Months Ended December 31, 2023 and Year Ended April 30, 2023

					Accumulated	ReAlpha Tech Corp.
			Additional		Other	and	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity

Balance at April 30, 2022	8,634,210	$8,634	$192,490	$(5,533,053)	$-	$(5,331,929)	$13,597	$(5,318,332)

Net loss	-	-	-	(5,453,109)	-	(5,453,109)	726	(5,452,383)
Shares issued through Reg A offering	895,537	896	8,954,474	-	-	8,955,370	-	8,955,370
Reg A offering costs	-	-	(777,466)	-	-	(777,466)	-	(777,466)
Distribution to syndicate members	-		(46,587)	-	-	(46,587)	(12,351)	(58,938)
Shares issued for acquisition of Rhove	1,312,025	1,312	13,118,938	-	-	13,120,250	-	13,120,250
Shares issued for services	304,529	305	3,044,985	-	-	3,045,290	-	3,045,290
Shares issued in former parent	543,420	543	149,457	-	-	150,000	-	150,000
RTC India - Non controlling interest	-	-	-	-	-	-	641	641
Cancellation of shares in the former parent	(9,167,630)	(9,167)	(241,957)	-	-	(251,124)	-	(251,124)
Recapitalization of shares	40,000,000	40,000	410,000	-	-	450,000	-	450,000
Downstream merger transaction	-	-	(697,175)	-	-	(697,175)	-	(697,175)
Balance at April 30, 2023	42,522,091	$42,523	$24,107,159	$(10,986,162)	$-	$13,163,520	$2,613	$13,166,133
Net loss	-	-	-	(1,251,723)	-	(1,251,723)	464	(1,251,259)
Shares issued through follow on listing	1,600,000	1,600	3,898,898	-	-	3,900,498	-	3,900,498
Issuance of warrants		-	4,099,502	-	-	4,099,502	-	4,099,502
Issuance of stock options for Rhove acquisition	-	-	5,462,000	-	-	5,462,000	-	5,462,000
Reg A offering costs	-	-	(562)	-	-	(562)	-	(562)
Follow on listing offering costs	-	-	(667,500)	-	-	(667,500)	-	(667,500)
RTC India - Non controlling interest	-	-	-	-	-	-	(27)	(27)
Balance at December 31, 2023	44,122,091	$44,123	$36,899,497	$(12,237,885)	$-	$24,705,735	$3,050	$24,708,785
Net loss	-	-	-	(26,023,028)	-	(26,023,028)	679	(26,022,349)
Other Comprehensive gain	-	-	-	-	5,011	5,011	-	5,011
Shares issue - BMN acquisition	1,146,837	1,147	1,512,853	-	-	1,514,000	-	1,514,000
Shares issue - AiChat10X Pte	293,536	293	1,022,682	-	-	1,022,975	-	1,022,975
Shares issued for services	83,000	83	108,647	-	-	108,730	-	108,730
Shares issued to employees & directors	204,423	204	207,249	-	-	207,453	-	207,453
Share issued to AiChat employees	14,616	15	19,132	-	-	19,147	-	19,147
Hyperfast - Non Controlling Interests	-	-	-	-	-	-	3,750	3,750
RTC India - Non Controlling Interest	-	-	-	-	-	-	(30)	(30)
Balance at December 31, 2024	45,864,503	$45,865	$39,770,060	$(38,260,913)	$5,011	$1,560,023	$7,449	$1,567,472

reAlpha Tech Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2024 and Eight Months Ended December 31, 2023 and Year Ended April 30, 2023

	For the Year Ended	For the Eight Months Ended	For the Year Ended
	December 31, 2024	December 31, 2023	April 30, 2023

Cash Flows from Operating Activities:
Net (loss) income	$(26,022,349)	$(1,251,259)	$(5,452,383)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	466,691	289,067	157,802
Stock based compensation - employees	207,453	-	-
Stock based compensation - services	108,730	-	-
Legal & professional expenses	-	3,045,290
Amortization of loan discounts and origination fees	181,875	-	-
Write-off of capitalized software costs	145,746	-	-
Impairment of goodwill and intangible assets	18,280,947	-	-
Commitment fee expenses	500,000	-	-
Loss on sale of properties	301	(85,077)	(22,817)
Gain on previously held equity	(20,663)	-	-
Gain on sale of myAlphie	-	(5,502,774)	-
Changes in operating assets and liabilities:
Accounts receivable	(16,437)	37,490	65,696
Receivable from related parties	(12,873)	20,874	(20,874)
Payable to related parties	(56,241)	-	-
Prepaid expenses	62,637	(226,889)	96,038
Other current assets	(19,773)	(419,849)	(81,689)
Accounts payable	58,756	48,928	235,433
Accrued expenses	(185,118)	621,815	60,741
Deferred liabilities	278,080	593,750	-
Total adjustments	19,980,111	(1,577,375)	490,330
Net cash used in operating activities	(6,042,238)	(2,828,634)	(4,962,053)

Cash Flows from Investing Activities:
Proceeds from sale of properties	293,307	731,343	1,539,997
Additions to property, plant & equipment	(12,533)	(40,840)	19,721
Cash paid to acquire business	(1,268,630)	(50,000)	(25,000)
Cash paid for equity method investment	(50,000)	-	-
Cash used for additions to capitalized software development and intangibles	(516,544)	(134,400)	(452,451)
Net cash (used in) provided by investing activities	(1,554,400)	506,103	1,082,267

Cash Flows from Financing Activities:
Proceeds from issuance of debt	6,155,539	190,095	247,000
Payments of debt	(1,164,241)	-	(1,071,709)
Deferred financing costs	(727,500)	-	-
Proceeds from issuance of common stock	-	7,331,938	4,282,274
Offering costs paid on issuance of common stock	-	-	(416,312)
Net cash provided by financing activities	4,263,798	7,522,033	3,041,253

Net (decrease) increase in cash	(3,332,840)	5,199,502	(838,533)

Cash - Beginning of Period	6,456,370	1,256,868	2,095,401

Cash - End of Period	$3,123,530	$6,456,370	$1,256,868

Supplemental disclosure of cash flow information
Interest expense	$(58,897)	$(70,119)	$(169,776)

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”). These financial statements include all adjustments, which consist of normal recurring accruals, deemed necessary by management for a fair presentation of the Company’s financial position and results of operations for the reported period.

This note on significant accounting policies is provided to aid in the understanding of the Company’s financial statements. The policies adhere to U.S. GAAP and have been consistently applied in the preparation of both the annual and interim financial statements. The financial statements reflect the operations, assets, and liabilities of the Company as a whole.

The consolidated balance sheet as of December 31, 2024, has been derived from the Company’s audited consolidated financial statements for that date. It is essential that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s previous Transition Report on Form 10-KT for the eight-months ended December 31, 2023. The results of operations for the fiscal year are not necessarily indicative of the results to be expected for any future periods.

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

The Company had the following outstanding notes payable as of December 31, 2024 and December 31, 2023:

a. Summary of Notes payable:

	December 31, 2024	December 31, 2023
Secured promissory note to Streeterville Capital, LLC, $435,000 original issue discount	$5,455,000	$-
Less: Unamortized debt issuance costs & Original issue discount	(545,624)	6
Total Notes payable	$4,909,376	$-

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

During the year ended December 31, 2024, AiChat entered into various financing arrangements with Sea Easy Capital Ltd. (“SEA”). SEA is a Singapore-based entity that the spouse of Balaji Swaminathan, a member of our board of directors, controls by virtue of her ownership or control of a majority (51%) of the capital stock of SEA. AiChat financed an aggregate of $320,510 on the various SEA financing arrangements in the form of loans, and paid principal and interest of $173,610 during the year ended December 31, 2024. Each loan bears interest at a rate of 16.5% per annum and are structured with a 89 to 120-day repayment term. As of December 31, 2024, the outstanding balance on the loans under the various SEA financing arrangements totaled $146,900. These transactions were not included in the Form 10-K and are being disclosed as part of this Amendment No. 1 to the Form 10-K on Form 10-K/A. The audit committee has since reviewed these transactions under its related party transaction policy.

As of December 31, 2024, the balance due to Kester Poh under the loans was $128,055, divided as follows: short term loans of $73,174 and long-term loans of $54,881. The notes issued in connection with these loans are structured to be repaid over a two-year period until September 2026 through monthly installments of $6,098, bearing an interest rate of 6.9% per annum.

Similarly, as of December 31, 2024, the balance due to Mr. Swaminathan under the loans is $55,933. The notes issued in connection with these loans are structured to be repaid over a one and a half year period through monthly installments of $1,750 until November 2025, bearing an interest rate of 6.9% per annum.

a. Summary of Short-Term Loans to Related Parties

	Average Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Term Loan Facilities	12.07%	$277,307	$-
Less: Interest Reserve		(15,321)	$-
Total Debt		$261,986	$-

b. Summary of Long-Term Loans to Related Parties

	Maturity Year	Average Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Term Loan Facilities	2026	6.9%	54,881	-
Less: Interest Reserve			(9,829)	-
			$45,052	$-

Note 11 - Short Term Loans to Unrelated Parties

Short-Term Loans consisted of the following as of December 31, 2024, and December 31, 2023:

a. Summary of Short-Term Loans to Unrelated Parties

	Average Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Term Loan Facilities	8.90%	$388,819	$-
D&O Insurance		150,688
Other Loans			190,095
Less: Interest Reserve		(20,354)
Total Debt		$519,153	$190,095

Note 12 - Deferred Liabilities, Current Portion

The Company had the following deferred liabilities as of December 31, 2024 and December 31, 2023:

	Gross carrying amount	Consideration Paid	Net carrying value
Balance as on December 31, 2023	$593,750	$-	$593,750
Deferred Consideration – AiChat	180,525	-	180,525
Deferred Revenue - AiChat	278,908	-	278,908
Deferred Liability - Commitment fee	406,250	-	406,250
Deferred Consideration - Xmore AI	75,000	-	75,000
Balance as on December 31, 2024	$1,534,433	$-	$1,534,433

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

REALPHA TECH CORP.

Date: May 13, 2025	By:	/s/ Giri Devanur
Giri Devanur Chief Executive Officer and Chairman

Date: May 13, 2025	By:	/s/ Piyush Phadke
Piyush Phadke Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2025	/s/ Giri Devanur
Giri Devanur Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 13, 2025	/s/ Piyush Phadke
Piyush Phadke
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 13, 2025	*
Dimitrios Angelis, Director

Date: May 13, 2025	*
Brian Cole, Director

Date: May 13, 2025	*
Monaz Karkaria, Director

Date: May 13, 2025	*
Balaji Swaminathan, Director

Date: May 13, 2025	* /s/ Piyush Phadke
Piyush Phadke, Attorney-in-Fact