Form 10-Q
period 2025-03-31
reAlpha Tech Corp.
filed 2025-05-16
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant has 51,248,840 shares of common stock, par value $0.001, issued and outstanding.

REALPHA TECH CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)

Current Assets
Cash	$1,204,400	$3,123,530
Accounts receivable, net	164,693	182,425
Receivable from related parties	7,408	12,873
Prepaid expenses	5,183,968	180,158
Current assets of discontinued operations	56,931	56,931
Other current assets	278,422	487,181
Total current assets	6,895,822	4,043,098

Property and equipment, net	101,407	102,638

Other Assets
Investments	214,128	215,000
Other long term assets	954,000	31,250
Intangible assets, net	3,256,713	3,285,406
Goodwill	7,010,689	4,211,166
Capitalized software development - work in progress	105,900	105,900

TOTAL ASSETS	$18,538,659	$11,994,458

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$940,896	$655,765
Related party payables	9,380	9,287
Short term loans - related parties -current portion	245,292	261,986
Short term loans - unrelated parties -current portion	449,622	519,153
Note payable, current-net of discount	5,010,627	-
Accrued expenses	994,728	1,164,813
Deferred liabilities, current portion	4,191,060	1,534,433
Total current liabilities	11,841,605	4,145,437

Long-Term Liabilities
Embedded derivate liability	4,327,930	-
Preferred stock liability	957,177	-
Other long term loans - related parties - net of current portion	27,131	45,052
Other long term loans - unrelated parties - net of current portion	217,036	241,121
Note payable, net of discount	-	4,909,376
Other long term liabilities	2,133,000	1,086,000
Total liabilities	19,503,879	10,426,986

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock ($0.001 par value; 5,000,000 shares authorized) 1,000,000 shares designated; 264,063 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock ($0.001 par value; 200,000,000 shares authorized, 46,230,934 shares outstanding as of March 31, 2025; 200,000,000 shares authorized, 45,864,503 shares outstanding as of December 31, 2024)	46,230	45,865
Additional paid-in capital	40,099,285	39,770,060
Accumulated deficit	(41,110,855)	(38,260,913)
Accumulated other comprehensive income	(6,920)	5,011
Total stockholders’ (deficit) equity of reAlpha Tech Corp.	(972,260)	1,560,023

Non-controlling interests in consolidated entities	7,040	7,449
Total stockholders’ (deficit) equity	(965,220)	1,567,472

TOTAL LIABILITIES AND STOCKOLDERS’ (DEFICIT) EQUITY	$18,538,659	$11,994,458

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Ended March 31, 2025 and  2024 (unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024

Revenues	$925,635	$20,426
Cost of revenues	406,968	18,249
Gross Profit	518,667	2,177

Operating Expenses
Wages, benefits and payroll taxes	1,060,104	418,902
Repairs and maintenance	854	749
Utilities	5,213	1,663
Travel	60,991	46,964
Dues and subscriptions	52,232	12,113
Marketing and advertising	518,939	76,784
Professional and legal fees	742,159	468,725
Depreciation and amortization	179,149	71,453
Other operating expenses	321,284	211,482
Total operating expenses	2,940,925	1,308,835

Operating Loss	(2,422,258)	(1,306,658)

Other Expense (income)
Changes in fair value of contingent consideration	93,000	-
Interest expense, net	205,247	10,445
Other expense, net	129,846	101,103
Total other expense	428,093	111,548

Net Loss from continuing operations before income taxes	(2,850,351)	(1,418,206)

Net Loss from continuing operations	(2,850,351)	(1,418,206)

Discontinued operations (Roost and Rhove)
Loss from operations of discontinued Operations	-	(839)
Loss on discontinued operations	-	(839)

Net Loss	$(2,850,351)	$(1,419,045)

Less: Net Loss Attributable to Non-Controlling Interests	(409)	(65)

Net Loss Attributable to Controlling Interests	$(2,849,942)	$(1,418,980)

Other comprehensive income
Foreign currency translation adjustments	(11,931)	-
Total other comprehensive loss	(11,931)	-

Comprehensive Loss Attributable to Controlling Interests	$(2,861,873)	$(1,418,980)

Basic loss per share
Continuing operations	$(0.06)	$(0.03)
Discontinued operations	$-	$(0.00)
Net Loss per share — basic	$(0.06)	$(0.03)

Diluted loss per share
Continuing operations	$(0.06)	$(0.03)
Discontinued operations	$-	$(0.00)
Net Loss per share — diluted	$(0.06)	$(0.03)

Weighted-average outstanding shares — basic	45,913,591	44,122,091

Weighted-average outstanding shares — diluted	47,662,152	44,122,091

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2025, and 2024 (unaudited)

			Series A Convertible		Additional		Accumulated Other	ReAlpha Tech Corp. and	Non-	Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2023	44,122,091	$44,123	-	$-	$36,899,497	$(12,237,885)	$-	$24,705,735	$3,050	$24,708,785
Net loss	-	-	-	-	-	(1,418,980)	-	(1,418,980)	(65)	(1,419,045)
Balance at March 31, 2024	44,122,091	$44,123	-	$-	$36,899,497	$(13,656,865)	$-	$23,286,755	$2,985	$23,289,740

			Series A Convertible		Additional		Accumulated Other	ReAlpha Tech Corp. and	Non-	Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2024	45,864,503	$45,865	-	$-	$39,770,060	$(38,260,913)	$5,011	$1,560,023	$7,449	$1,567,472
Net loss	-	-	-	-	-	(2,849,942)	-	(2,849,942)	(409)	(2,850,351)
Other Comprehensive loss	-	-	-	-	-	-	(11,931)	(11,931)	-	(11,931)
Shares issue - AiChat10X Pte.	189,679	189	-	-	(189)	-	-	-	-	-
Shares issue through ATM	160,879	160	-	-	231,075	-	-	231,235	-	231,235
Shares issue to Streetville Capital, LLC	15,873	16	-	-	19,984	-	-	20,000	-	20,000
Stock-based compensation	-	-	-	-	78,355	-	-	78,355	-	78,355
Balance at March 31, 2025	46,230,934	$46,230	$-	$-	$40,099,285	$(41,110,855)	$(6,920)	$(972,260)	$7,040	$(965,220)

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025, and 2024 (unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net Loss	$(2,850,351)	$(1,419,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,399	71,453
Amortization of loan discounts	121,251	-
Stock based compensation	78,355	-
Change in fair value of contingent consideration	93,000	-
Non cash commitment fee expenses	125,000	125,000
Non cash dividend payable Series A Convertible Preferred Stock	184	-
Gain on sale of properties	-	(31,378)
Loss from equity method investment	872	-
Changes in operating assets and liabilities
Accounts receivable	17,732	18,463
Receivable from related parties	5,465	-
Payable to related parties	93	9,800
Prepaid expenses	(3,810)	25,492
Other current assets	(7,160)	(1,788)
Accounts payable	184,803	(28,263)
Accrued expenses	(187,813)	(296,972)
Deferred liabilities	24,877	-
Total adjustments	583,248	(108,193)
Net cash used in operating activities	(2,267,103)	(1,527,238)

Cash Flows from Investing Activities:
Additions to property and equipment	(13,665)	-
Proceeds from sale of properties	-	78,000
Net Cash paid to acquire business	349,529	-
Cash used for additions to capitalized software	(91,310)	(97,700)
Net cash provided by (used in) investing activities	244,554	(19,700)

Cash Flows from Financing Activities:
Proceeds from issuance of debt – related parties	155,481	-
Payments of debt	(283,71 1)	(71,286)
Proceeds from issuance of common stock	231,235	-
Net cash provided by (used in) financing activities	103,005	(71,286)

Net decrease in cash	(1,919,544)	(1,618,224)

Cash - Beginning of Period	3,123,944	6,456,370

Cash - End of Period	$1,204,400	$4,838,146
Noncash Investing and Financing Activities:
Series A Convertible Preferred Stock issuance - MMC	5,000,000	-
Series A Convertible Preferred Stock issuance - GTG Financial	284,922	-
Deferred cash payments - GTG Financial	1,344,750	-
Deferred issuance of common stock - GTG Financial	1,287,000	-

reAlpha Tech Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

reAlpha Tech Corp. was incorporated with the name reAlpha Asset Management, Inc. in the State of Delaware on April 22, 2021, which was changed to reAlpha Tech Corp. as a result of the short-form merger with its former parent on March 21, 2023. reAlpha Tech Corp. and its subsidiaries are collectively referred to as “we,” “us,” “our” or the “Company.”

Initially, our asset-heavy operational model centered on using proprietary artificial intelligence (“AI”) tools for real estate acquisition, converting properties into short-term rentals, and offering fractional interests to investors. However, due to macroeconomic challenges like higher interest rates and inflated property prices, we discontinued our rental segment operations. We are now focused on developing an end-to-end homebuying platform, named “reAlpha.” Utilizing the power of AI and an acquisition-led growth strategy, our goal is to offer a more affordable, streamlined experience for those on the journey to homeownership.

The Company has transitioned into a technology-driven, integrated services company, leveraging AI to enhance the homebuying experience and streamline real estate transactions. At the core of the Company’s strategy is the reAlpha platform, an AI-powered solution designed to simplify the home purchase process while generating revenue through realty services, mortgage brokering services, and digital title and escrow services.

To strengthen its AI capabilities, the Company has acquired Naamche, Inc. (“U.S. Naamche”) and Naamche, Inc. Pvt Ltd. (“Nepal Naamche” and together with U.S. Naamche, “Naamche”) and AiChat Pte Ltd. (“AiChat”),,   expanding its software development expertise and AI-driven engagement tools.

The Company operates through its subsidiaries, including reAlpha Realty, LLC, AiChat, Debt Does Deals, LLC (d/b/a Be My Neighbor) (“Be My Neighbor” or “BMN”), Hyperfast Title LLC (“Hyperfast”) and GTG Financial, Inc. (“GTG” or “GTG Financial”) with each playing a role in the Company’s vertically integrated ecosystem. These subsidiaries enable the Company to provide real estate brokerage and closing services, which enables us to capture value across multiple stages of the transaction process.

With its focus on AI technology and integrated real estate services, the Company is creating a scalable, end-to-end, tech-enabled model for customers to buy a home. Through strategic acquisitions and innovations in its platform, the Company is expanding its market presence and diversifying revenue streams across real estate, mortgage services, and AI-powered solutions.

The Company’s principal executive office is located at 6515 Longshore Loop, Suite 100, Dublin, OH 43017.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities that the Company holds a controlling financial interest of, and those in which it owns more than 50% of the voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements as of that date.

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements. The financial statements include the operations, assets, and liabilities of the Company. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 2, 2025, as amended on May 13, 2025 (the “Form 10-K”). Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Related Party Transactions

The Company accounts for related party transactions in accordance with Accounting Standards Codification (“ASC”) 850. A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

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

In accordance with ASC 326, Investments - Financial Instruments—Credit Losses, (“ASC 326”) the Company applies the Current Expected Credit Losses (“CECL”) model to estimate expected credit losses over the lifetime of financial assets measured at amortized cost. The Company has determined that accounts receivable is the only financial asset subject to CECL assessment, as it does not have any loan receivables, held-to-maturity debt securities, or other financial instruments requiring CECL evaluation.

The Company’s CECL methodology incorporates historical loss experience, current economic conditions, and forward-looking adjustments to assess credit risk and expected loss reserves.

There were no changes in the Company’s credit risk exposure, CECL methodology, or reserve assumptions during the three months ended March 31, 2025. The Company continues to monitor its financial assets in accordance with ASC 326. As of March 31, 2025, the Company’s accounts receivable remains recoverable, and no adjustments were made to the previously recorded CECL reserve of 0.05% applied to receivables attributable to AiChat, its Singapore subsidiary. No additional forward-looking credit loss provisions were deemed necessary based on current macroeconomic conditions and customer credit profiles.

Accounts Receivable
Opening Balance, January 1, 2025	$62
Current-period provision for expected credit losses	-
Release of allowance for expected credit losses	-
Ending Balance, March 31, 2025	$62

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. GAAP and on a basis consistent with the accounting policies disclosed in the Form 10-K.

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) when control of services is transferred to the customer. On a standalone basis, the Company generates revenue by providing monthly support services to Turnit related to the myAlphie platform, a digital platform we previously developed and sold on May 17, 2023. Revenue is recognized over time as the services are performed and the customer benefits from them. We recognized rental revenue upon customer control of the asset and recorded deferred revenue for book sales until the delivery obligation was met, both in accordance with ASC 606.

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

Be My Neighbor, a mortgage brokerage company, complies with ASC 606 by recognizing revenue at the point of loan funding. This moment marks the transfer of control of the loan to the borrower, capturing the completion of Be My Neighbor’s primary service—successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan closes, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations.

GTG Financial, a mortgage brokerage company, complies with ASC 606 by recognizing revenue at the point of loan funding. This moment marks the transfer of control of the loan to the borrower, capturing the completion of GTG Financial’s primary service—successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan closes, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations.

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

Note 3 - Going Concern

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

Management has reviewed our financial condition, focusing on liquidity sources and upcoming financial obligations. This assessment shows that our short-term obligations exceed the resources available under current operational plans that raise a substantial doubt about our ability to continue as a going concern for the next 12 months after the date that these condensed consolidated financial statements are issued. Additionally, while recent acquisitions are expected to increase operational expenses, we anticipate that they will increase revenue streams, contributing positively to our financial outlook. We believe these acquisitions will enhance product offerings and market reach, which we anticipate will drive higher revenue in the coming months. However, the revenue from our recent acquisitions and from our technology platforms do not yet offset our current obligations and expenses. Management anticipates continuing operating losses for the next 12 months due to growth initiatives, management expects to continue raising capital through additional debt and/or equity financings to fund its operations. Management believes that these actions will effectively mitigate the conditions that raise substantial doubt about our ability to continue as a going concern and to ultimately achieve profitability. However, management cannot provide assurance that their plans to add revenue streams, raise revenue or raise additional capital will be successful, and whether we will ultimately achieve profitability, become cash flow positive, or raise additional debt and/or equity capital. If we are unable to raise our revenues sufficiently to cover our obligations and expenses or raise additional capital in the near future, management expects that we will need to curtail operations, seek additional capital on less favorable terms, and/or pursue other remedial measures.

As of March 31, 2025, the Company had approximately $1.20 million in cash.

Note 4 - Business Combinations

For comprehensive information regarding acquisitions completed in the fiscal year ended December 31, 2024, please refer to the Form 10-K.

Acquisition of GTG Financial, Inc.

On February 20, 2025, we entered into a Stock Purchase Agreement (the “GTG Purchase Agreement”) with GTG Financial and Glenn Groves, an individual (the “Seller”), pursuant to which the Company acquired from the Seller 100% of the issued and outstanding shares of common stock of GTG (the “Acquired Shares”), a mortgage brokerage company, the closing of which transaction (the “Closing” and the date of the Closing, the “GTG Closing Date”) took place simultaneously with the execution of the GTG Purchase Agreement. The total purchase consideration under the GTG Purchase Agreement was up to $4.2 million, consisting of a combination of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), shares of common stock, deferred cash payments and contingent earn-out consideration based on the achievement of certain financial metrics, as set forth in the GTG Purchase Agreement. However, management has assessed that, because the earn-out consideration arrangement is linked to the Seller’s continued employment, it is therefore treated as contingent compensation rather than consideration transferred under ASC 805, Business Combinations (“ASC 805”). As such, the earn-out consideration was excluded from the purchase price allocation.

The total consideration transferred for the purpose of applying the acquisition method was $2,916,672, based on a preliminary valuation report prepared by an independent third party in accordance with ASC 805 and ASC 820, Fair Value Measurement (“ASC 820”). The Company is in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed. These fair value determinations remain preliminary and are subject to adjustment within the one-year measurement period.

The components of the consideration and their accounting treatment are as follows: (i) 14,063 shares of Series A Preferred Stock with an aggregate stated value of $281,250 (the “Preferred Consideration”). The Series A Preferred Stock is convertible into shares of common stock at a conversion price of $20 per share (the “Conversion Price”), in accordance with the terms and conditions of and subject to the adjustments set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Voting Convertible Preferred Stock filed with the Secretary of State of the State of Delaware (the “COD”), and the GTG Purchase Agreement includes a contingent shortfall settlement feature, which obligates the Company to issue additional shares of common stock or cash if, upon the automatic conversion of the Series A Preferred Stock (an “Automatic Conversion”), the fair value of the shares of common stock issued upon such automatic conversion is less than the consideration paid for such shares of Series A Preferred Stock (the “shortfall feature”). The shares of Series A Preferred Stock were valued at $284,922 using the equity value method and recorded in additional paid-in capital. Due to the shortfall feature, a derivative liability was separately recognized under ASC 815, Derivatives and Hedging (“ASC 815”); (ii) 700,055 shares of common stock, valued at $1.84 per share based on the seven-day volume weighted average price of the common stock as reported on the Nasdaq Capital Market (“Nasdaq”) (the “VWAP”) prior to the GTG Closing Date. The total value of $1,287,000 was recorded to additional paid-in capital. These shares of common stock are expected to be issued within 90 days from the GTG Closing Date and are disclosed as “Common Stock to be Issued;” and (iii) deferred cash payments totaling $1,344,750 (the “Cash Portion”), scheduled to be paid in three tranches over 180 days following the GTG Closing Date. As the payment period is within one year, the Company applied the practical expedient under ASC 835-30, Interest – Imputation of Interest, and did not discount the liability. The amount is reflected in accrued liabilities.

The Company will finalize the allocation of the purchase price and related disclosures in subsequent reporting periods, within the measurement period allowed under ASC 805.

If the Company does not pay the Cash Portion within 180 days after the GTG Closing Date, then, beginning on the 181st day following the GTG Closing Date, the outstanding amount of the Cash Portion shall bear interest at a rate per annum equal to four percent (4.0%); and (y) Seller shall have the unilateral right (at Seller’s sole discretion), to the extent permitted by applicable law, to   rescind the transactions contemplated under the GTG Purchase Agreement, in which case the Seller would return any and all consideration paid by the Company in exchange for all the Acquired Shares, and the Company would return the Acquired Shares to the Seller, in each case in accordance with and subject to the terms and conditions of the GTG Purchase Agreement. The Cash Portion outstanding at any time will also become due and payable no later than 60 days after the Company’s consummation of a bona fide transaction or series of transactions with the principal purpose of raising capital in the minimum amount of $10,000,000, whether through loans provided to the Company or through the sale of the Company’s equity securities, which includes sales of common stock through an “at the market” offering of the Company.

Each share of Series A Preferred Stock shall be convertible into a number of Conversion Shares equal to the liquidation amount of such shares of Series A Preferred Stock, as set forth in the COD, divided by the Conversion Price, subject to the beneficial ownership limitation set forth in the COD; provided, however, that in the event that (i) the shares of Series A Preferred Stock are automatically converted in accordance with the terms of the COD and (ii) the aggregate value for the Conversion Shares issued upon such Automatic Conversion is less than the Preferred Consideration, as determined based on the VWAP of such Conversion Shares on the date of the Automatic Conversion (the “Automatic Conversion Date”), then the Company shall make up for such shortfall feature payment in cash or in common stock in the Company’s sole discretion, no later than 30 calendar days after the Automatic Conversion Date.

We estimated fair values on the acquisition date, for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the GTG acquisition, subject to measurement period adjustments.

The table below represents the preliminary purchase price allocation to total assets acquired and liabilities assumed and the associated estimated useful lives as of the acquisition date.

Preliminary Purchase Price Allocation
Cash	$349,529
Goodwill	2,799,523
Intangible assets	716
Other current liabilities	(233,096)
Net assets acquired	$2,916,672

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

For the fair valuation of domain name, the market approach was applied. The estimation of the economic useful life of these assets took into account factors outlined in ASC 350-30, Intangibles—Goodwill and Other. Due to the immaterial value of these intangibles and based on management’s judgment, the Company elected to amortize $716 immediately rather than assign a specific useful life based on future economic benefit. The impact of this amortization is not material to the consolidated financial statements. Assembled workforce is not recognized separately from goodwill, as it lacks separability and contractual nature.

Business combinations are accounted for using the acquisition method of accounting in accordance with the ASC 805. The purchase price allocation above was allocated to the tangible and intangible assets acquired and liabilities assumed based on management estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

Note 5 - Property and Equipment, Net

1.	Investments in property and equipment consisted of the following as of March 31, 2025.

			Accumulated	Net
	Cost	Additions	Depreciation	Investment
Computer	$69,951	$13,662	$(56,016)	$27,597
Furniture and fixtures	24,699	-	(14,882)	9,818
Vehicles	96,961	-	(32,969)	63,992
Total investment in property and equipment	$191,611	$13,662	$(103,866)	$101,407

2.	Investments in property and equipment consisted of the following as of December 31, 2024.

		Accumulated	Net
	Cost	Depreciation	Investment
Computer	$69,269	$(50,648)	$18,621
Furniture and fixtures	53,021	(24,380)	28,641
Vehicles	73,969	(18,593)	55,376
Total investment in property and equipment	$196,259	$(93,621)	$102,638

The Company recorded depreciation expenses of $9,717 and $7,022 for the periods ended March 31, 2025 and March 31, 2024, respectively.

Note 6 - Capitalized Software Development Costs, Work In Progress

The Company adheres to ASC 350-40, Intangibles – Goodwill and Other, Internal-Use Software for the capitalization of software development costs. As of March 31, 2025, the Company continues to assess the carrying amount of capitalized software for impairment, considering expected future benefits and cash flows to determine recoverability.

	March 31, 2025			December 31, 2024
	Gross carrying amount	Additions	Net carrying value	Gross carrying amount	Additions	Impaired	Reclassified to Intangibles and Expenses	Net carrying value
Capitalized software development costs, work in progress	$105,900	$-	$105,900	$839,085	$516,544	$(202,968)	$(1,046,761)	$105,900
Total	$105,900	$-	$105,900	$839,085	$516,544	$(202,968)	$(1,046,761)	$105,900

 As of March 31, 2025, there were no reclassifications of capitalized software costs from work-in-progress (“WIP”) to intangible assets. The WIP balance related to capitalized software amounted to $105,900 as of March 31, 2025, compared to $105,900 as of December 31, 2024.

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

Additionally, the Company assessed the acquisition of Roost Enterprises, Inc. (“Rhove”) for impairment and determined that an impairment charge was necessary. The impairment evaluation considered factors such as changes in expected future cash flows and market conditions affecting the acquired assets. The impairment expense has been recognized in the financial statements accordingly.

Changes in the carrying amount of goodwill were as follows:

	March 31, 2025
	Technology Services	Rental Business	Total
Balance at January 1, 2025	$4,211,166	$-	$4,211,166
Goodwill acquired, GTG Financial	2,799,523	-	2,799,523
Goodwill impairment	-	-	-
Goodwill measurement period adjustment	-	-	-
Balance at March 31, 2025	$7,010,689	$-	$7,010,689

	December 31, 2024
	Technology Services	Rental Business	Total
Balance at January 1, 2024	$-	$17,337,739	$17,337,739
Goodwill acquired, net of purchase price adjustments	4,072,728	-	4,072,728
Goodwill impairment	-	(17,337,739)	(17,337,739)
Goodwill measurement period adjustment	138,438	-	138,438
Balance at December 31, 2024	$4,211,166	$-	$4,211,166

The components of intangible assets, all of which are finite-lived, are as follows:

	March 31, 2025				December 31, 2024
	Opening balance	Additions	Amortization	Net carrying value	Opening balance	Additions	Impaired	Amortization	Net carrying value
Definite-life Intangibles:
Developed technology	$1,540,510	$91,310	$(85,816)	$1,546,004	$1,119,000	$1,701,015	$(688,886)	$(590,619)	$1,540,510
Trademarks and trade names	1,677,168	716	(32,599)	1,645,285	34,000	1,714,500	-	(71,332)	1,677,168
Customer relationships	67,728	-	(2,304)	65,424	104,000	80,500	(77,885)	(38,887)	67,728
Total	$3,285,406	$92,026	$(120,719)	$3,256,713	$1,257,000	$3,496,015	$(766,771)	$(700,838)	$3,285,406

Following this reclassification, during the fourth quarter of 2024, the Company capitalized an additional $150,372 in significant platform improvements to the reAlpha platform. These improvements were enhancements without significant changes to the platform’s useful life, rather than costs incurred during the application development stage.

The Company recorded amortization expenses of $120,717 and $0 for the period ended March 31, 2025 and March 31, 2024, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2025:

Years Ending March 31:	Amount
2025 (remaining period)	370,454
2026	493,938
2027	493,938
2028	493,938
2029	428,176
Thereafter	976,270
Total	$3,256,713

Note 8 - Notes Payable

The Company had the following outstanding notes payable as of March 31, 2025 and December 31, 2024:

a. Summary of Notes payable:

	March 31, 2025	December 31, 2024
Secured promissory note to Streeterville Capital, LLC, $435,000 original issue discount	$5,455,000	$5,455,000
Less: Repayment (Issued shares)	(20,000)	-
Less: Unamortized debt issuance costs and original issue discount	(424,375)	(545,624)
Total notes payable	5,010,623	4,909,376
Notes payable, current, net of discount	(5,010,623)	-
Total notes payable – current- net of discount	$5,010,625	$4,909,376

As of March 31, 2025, accrued interest under that certain outstanding secured promissory note (the “Note”) issued to Streeterville Capital, LLC (“Streeterville”) on August 14, 2024 was $279,652, compared to $166,111 as of December 31, 2024. As of March 31, 2025 and December 31, 2024, unamortized debt issuance and original issue discount were reflected within long term liabilities on the condensed consolidated balance sheets, netted with the notes payable.

On March 20, 2025, the Company and Streeterville, the holder of the Note, entered into an exchange agreement (the “Exchange Agreement”), pursuant to which the Company and Streeterville agreed to (i) partition a new secured promissory note in the form of the Note (the “Partitioned Note”) in the original principal amount of $20,000 (the “Exchange Amount”) and then cause the outstanding balance of the Note to be reduced by the Exchange Amount; and (ii) exchange the Partitioned Note for the delivery of 15,873 shares (the “Exchange Shares”) of our common stock at an effective price per Exchange Share equal to $1.26, which was equal to the Minimum Price as defined in Nasdaq Listing Rule 5635(d) as of such date.

Note 9 - Related Party Transactions

Loans from Related Parties

During the three months ended March 31, 2025, related party transactions involved loans provided to AiChat by Kester Poh, a director and the Chief Executive Officer of AiChat, Balaji Swaminathan, a member of our board of directors, and Sea Easy Capital Ltd. (“SEA”). All transactions were conducted on terms consistent with those offered to unrelated third parties.

AiChat has a financing arrangement with SEA, a Singapore-based entity that the spouse of Balaji Swaminathan, a member of our board of directors, controls by virtue of her ownership or control of a majority (51%) of the capital stock of SEA. During the quarter ended March 31, 2025, AiChat financed an aggregate of $155,481 through the SEA financing arrangements in the form of loans, and paid principal and interest of $146,900. Each loan bears interest at a rate of 16.5% per annum and are structured with an 89 to 120-day repayment term. During the three months ended March 31, 2025, the outstanding balance of the loans as of December 31, 2024 of $146,900 was fully repaid. As of March 31, 2025, the total outstanding balance under these loans was approximately $155,481, comprising $149,170 in principal and $6,311 in accrued interest. Subsequent to the three months ended March 31, 2025, AiChat drew additional loans under the same SEA financing arrangement for $33,085 (see “Note 19 – Subsequent Events” for more information).

In addition to the financing arrangement with SEA, as of March 31, 2025, AiChat also has loans outstanding to Mr. Swaminathan personally. The original loan amount was $55,933 in short-term loans, with a remaining balance of $51,936 as of March 31, 2025. These loans are structured to be repaid over a one and a half year period through monthly installments of $1,750 until November 2025, bearing an interest rate of 6.9% per annum.

As of March 31, 2025, the balance on loans due to Kester Poh was $86,992, divided as follows: short-term loans of $54,942 and long-term loans of $32,050. These loans are structured to be repaid over a two-year period until September 2026 through monthly installments of $6,098, bearing an interest rate of 6.9% per annum.

a. Summary of Short-Term Loans to Related Parties

	Average Interest Rate as of March 31, 2025	March 31, 2025	December 31, 2024
Term Loan Facility	12.07%	$262,359	$277,307
Less: Interest Reserve		(17,067)	(15,321)
Total Debt		$245,292	$261,986

b. Summary of Other Long-Term Loans to Related Parties

	Maturity Year	Average Interest Rate as of March 31, 2025	March 31, 2025	December 31, 2024
Term Loan Facility	2026	6.9%	$32,050	$54,881
Less: Interest Reserve			(4,919)	(9,829)
			$27,131	$45,052

Note 10 – Short-Term Loans Unrelated parties

Short-Term Loans consisted of the following as of March 31, 2025, and December 31, 2024:

a. Summary of Short-Term Loans to Unrelated Parties

	Average Interest Rate as of March 31, 2025	March 31, 2025	December 31, 2024
Term Loan Facility	11%	$366,249	$388,819
D&O Insurance		100,459	150,688
Less: Interest Reserve		(17,086)	(20,354)
Total Debt		$449,622	$519,153

Note 11 - Deferred Liabilities, Current Portion

The Company had the following deferred liabilities as of March 31, 2025 and December 31, 2024:

	Gross carrying amount	Additions/ (payments)	Net carrying value
Balance as on December 31, 2024	$1,534,433		$1,534,433
Deferred Revenue - AiChat	-	24,877	24,877
Deferred Consideration – GTG Financial	-	2,631,750	2,631,750
Balance as on March 31, 2025	$1,534,433	$2,656,627	$4,191,060

Note 12 – Embedded Derivative Liability

In connection with the issuance of Series A Preferred Stock related to the GTG Financial acquisition and the media-for-equity transaction with Mercurius Media Capital LP (“MMC”), the Company assessed the contractual terms under ASC 480 - Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, to evaluate whether any embedded features should be accounted for separately as derivative liabilities.

The Series A Preferred Stock is convertible into a number of shares of common stock equal to the liquidation amount of such shares of Series A Preferred Stock, as set forth in the COD, divided by the Conversion Price. Under the terms of the agreements entered into in connection with the GTG Financial acquisition and MMC transaction, if, upon Automatic Conversion (which occurs three years after issuance of each such share of Series A Preferred Stock), the aggregate value of the Conversion Shares issuable in connection therewith, determined based on the fair market value of the Company’s common stock at the Automatic Conversion Date based on the VWAP or closing price, as applicable, of the Company’s common stock on such date, as reported on Nasdaq, is less than the paid consideration for such shares of Series A Preferred Stock, the Company is obligated to settle the shortfall feature payment in cash or additional shares of common stock. Although the Series A Preferred Stock is not mandatorily converted, the shortfall feature represents a contingent obligation to transfer a variable number of shares or cash based on future market conditions. As a result, the embedded feature does not meet the criteria for equity classification under ASC 815-40 and was bifurcated from the host instrument and recorded as a separate derivative liability.

The Company bifurcated the fair value of the Series A Preferred Stock between (i) the equity component, representing the initial value of the shares of Series A Preferred Stock, and (ii) a liability component, representing the fair value of the shortfall feature. The shortfall feature liability is measured at fair value at inception and subsequently remeasured at each reporting period, with changes in fair value recorded within “Other income (expense)” in the condensed consolidated statements of operations and comprehensive loss.

This bifurcation ensures the appropriate accounting treatment under U.S. GAAP and reflects the economic substance of the shortfall feature embedded in the agreements relating to the issuance of the shares of Series A Preferred Stock to GTG Financial and MMC.

The derivative liability was initially measured at fair value using the Black-Scholes option pricing model, incorporating assumptions such as stock price, expected volatility, risk-free rate, and the expected term until automatic conversion. For the GTG Financial acquisition, the derivative liability was recorded upon issuance of 14,063 shares of Series A Preferred Stock with an aggregate stated value of $281,250. For the MMC transaction, 250,000 shares of Series A Preferred Stock were issued in exchange for media credits valued at $5,000,000. The aggregate fair value of the derivative liability as of the issuance date of such shares of Series A Preferred Stock was recorded within non-current liabilities on the condensed consolidated balance sheet (see “Note 11 – Deferred Liabilities, Current Portion” for additional information).

As of March 31, 2025, the Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model with the following key assumptions:

●	Common stock price at issuance: $1.84 at the closing date of the acquisition of GTG Financial; and $1.42 at the closing date of the MMC transaction.

●	Risk-free interest rate: 4.3%

●	Expected volatility: 88.53%

●	Dividend yield: 3.00%

●	Expected term: 3 years

The derivative liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The Company initially recorded a derivative liability of $4,327,930, consisting of $225,430 for the GTG Financial acquisition and $4,102,500 for the MMC transaction measured at fair value of preferred stock using the Black-Scholes option pricing model and the key assumptions outlined above.

As part of the valuation inputs, the Company used its own historical stock price volatility, calculated on an annualized basis, as a key assumption to reflect expected price fluctuations of its common stock over the term of the preferred stock.

The embedded derivative liability is remeasured at fair value at each reporting period, with changes in fair value recognized in earnings as a component of other (income) expense. The fair value is determined using the most current inputs available, including the trading price of the Company’s common stock, remaining term, dividend yield, and market volatility.

	Gross amount	Change in fair value	Net value
Balance as on December 31, 2024	$-		$-
Embedded Derivative Liability – GTG acquisition	225,430	-	225,430
Embedded Derivative Liability – MMC deal	4,102,500	-	4,102,500
Balance as on March 31, 2025	$4,327,930	$-	$4,327,930

Note 13 – Preferred Stock Liability

In connection with the acquisition of GTG Financial and the transaction with MMC, the Company issued a total of 264,063 shares of Series A Preferred Stock with a stated value of $20 per share. These shares are subject to conversion features that include shortfall feature, whereby the Company may be required to deliver additional value in cash or common stock if the aggregate value of the conversion shares falls below the original consideration at the time of automatic conversion.

In accordance with ASC 480 and ASC 815, the Company bifurcated the value of the issued Series A Preferred Stock between (i) the liability component of the Series A Preferred Stock and (ii) an embedded derivative liability representing the fair value of the shortfall feature. The classification was based on the fact that the instruments obligate the Company to potentially settle the conversion at a fixed monetary value through a variable number of common shares, which does not meet the criteria for equity classification.

As of March 31, 2025, the bifurcated values are as follows:

	Gross amount	Change in fair value	Net value
Balance as on December 31, 2024	$-		$-
Preferred stock liability – GTG Financial acquisition	59,492	-	59,492
Preferred stock liability – MMC deal	897,500	-	897,500
Accrued interest on preferred stock	185	-	185
Balance as on March 31, 2025	$957,177	$-	$957,177

The derivative liability was initially measured at fair value using the Black-Scholes option pricing model, incorporating assumptions such as stock price, expected volatility, risk-free rate, and the expected term until automatic conversion. For the GTG Financial acquisition, the derivative liability was recorded upon issuance of 14,063 shares of Series A Preferred Stock with an aggregate stated value of $281,250. For the MMC transaction, 250,000 shares of Series A Preferred Stock were issued in exchange for media credits valued at $5,000,000, also subject to the same shortfall feature terms. The aggregate fair value of the derivative liability as of the issuance date was recorded within non-current liabilities on the condensed consolidated balance sheet (see “Note 11 – Deferred Liabilities, Current Portion”) for additional information).

The embedded derivative liability is remeasured at fair value at each reporting period, with changes in fair value recognized in earnings as a component of other (income) expense. The fair value is determined using the most current inputs available, including the trading price of the Company’s common stock, remaining term, dividend yield, and market volatility. The derivative liability is presented separately as “Derivative liability – embedded feature” in the consolidated balance sheet. Changes in fair value of the liability are presented as “Change in fair value of derivative liability” in the condensed consolidated statements of operations.

	Gross amount	Change in fair value	Net value
Balance as on December 31, 2024	$-		$-
Embedded Derivative Liability – GTG Financial acquisition	225,430	-	225,430
Embedded Derivative Liability – MMC transaction	4,102,500	-	4,102,500
Accrued interest on Series A Convertible Preferred Stock	185		185
Balance as on March 31, 2025	$4,328,115	$-	$4,328,115

Note 14 - Other Long-Term Loans

Other Long-Term Loans consisted of the following as of March 31, 2025, and December 31, 2024:

a. Summary of Other Long-Term Loans to Unrelated Parties

	Maturity Year	Average Interest Rate as of March 31, 2025	March 31, 2025	December 31, 2024
Term Loan Facility	2024-2028	6.5%	$186,837	$210,866
Vehicle Loan	2029	11%	46,267	48,188
Less: Interest Reserve			(16,068)	(17,933)
			$217,036	$241,121

Note 15 - Stockholders’ Equity (Deficit)

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share; and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share. As of March 31, 2025, there were 46,230,934 shares of common stock and 264,043 shares of preferred stock issued and outstanding. As of December 31, 2024, there were 45,864,503 shares of common stock and 0 shares of preferred stock issued and outstanding.

Stock Based Compensation

Equity Incentive Plan

We maintain the reAlpha Tech Corp. 2022 Equity Incentive Plan (as amended, the “2022 Plan”), under which we may grant awards to our employees, officers and directors and certain other service providers. The compensation committee of our board of directors administers the 2022 Plan. The 2022 Plan permits grants of awards to eligible employees, consultants and other service providers. The aggregate number of shares of common stock that may be issued under the 2022 Plan may not exceed 4,000,000 shares of common stock of which 3,230,961 remain available for issuance. All of our current employees, consultants and other service providers are eligible to be granted awards under the 2022 Plan. Eligibility for awards under the 2022 Plan is determined by the board of directors at its discretion.

Short-Term Incentive Plan

On February 4, 2025, the compensation committee of the board of directors (the “Compensation Committee”) approved the Company’s 2025 Short-Term Incentive Plan (“STIP”), providing for quarterly awards of performance-based restricted stock units (“RSUs”) under the 2022 Plan. The STIP is designed to reward key employees and executives based on the achievement of quarterly performance targets tied to organic revenue, brokerage transactions, and the quality of acquisitions.

Restricted Stock Units

The Company measures compensation cost for all stock-based awards granted to employees, directors, and consultants based on the grant-date fair value of the award in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). The fair value of restricted RSUs is based on the closing market price of the Company’s common stock on the date of grant. The Company accounts for stock-based compensation in accordance with ASC 718. For awards with graded vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, treating the award as, in-substance, multiple awards, in accordance with ASC 718. This method results in a front-loaded expense pattern that aligns more closely with the vesting schedule of the award.

During the quarter ended March 31, 2025, the Company granted 550,000 RSUs under the 2022 Plan to certain of its employees, 50,000 of which RSUs were forfeited in connection with the termination of an employee of the Company. These awards are subject to time-based vesting, with 100% of the RSUs vesting over a two-year period from the date of grant, subject to continued service and other terms and conditions.

For the quarter ended March 31, 2025, the weighted-average grant-date fair value of RSUs granted during such period was $1.84, based on the grant-date closing prices of the Company’s common stock. The weighted-average fair value was calculated by multiplying the number of RSU awards granted by their respective grant-date fair values, divided by the total number of RSU awards granted during the period.

Summary of RSU activity for the three months ended March 31, 2025 follows:

	Number of RSUs	Weighted Average Grant Price
Balance as on December 31, 2024	-	-
RSUs granted	550,000	1.84
RSUs forfeited	(50,000)	1.84
Balance as on March 31, 2025	500,000	1.84

Subject to the terms and conditions of the 2022 Plan and any related RSU award agreements, the RSUs will be scheduled to vest in accordance with the following schedule: (i) 50% will vest on the date that is 12 months from the date of grant, (ii) 12.5% will vest on the date that is 15 months from the date of grant, (iii) 12.5% will vest on the date that is 18 months from the date of grant, (iv) 12.5% will vest on the date that is 21 months from the date of grant and (v) 12.5% will vest on the date that is 24 months from the date of grant.

Ending balances for the 2022 Plan as of March 31, 2025, is as follows:

	March 31,	December 31,
	2025	2024
Outstanding restricted stock units	500,000	-
Reserved but unissued shares under the 2022 Plan	3,780,961	3,780,961
Reserved but unissued shares at end of period	3,380,961	3,780,961

Warrants

There were no changes to the classification of the Warrants (as defined below) during the three months ended March 31, 2025. Additional details regarding the initial classification and terms of the Warrants are provided in Note 14 to the consolidated financial statements included in the Form 10-K.

The warrants issued in November 2023 to purchase up to 2,400,000 shares of our common stock, as adjusted from time to time (the “Follow-On Warrants”), to certain holders in connection with our follow-on public offering continue to meet the criteria for equity classification. As of March 31, 2025, as a result of anti-dilution adjustments in accordance with the terms of the Follow-On Warrants, the exercise price of the Follow-On Warrants was reduced to $1.44 per share, and the number of shares issuable upon exercise increased to approximately 8,333,336. Subsequent to the quarter ended March 31, 2025, the exercise price of the Follow-On Warrants was further reduced to $0.75 in connection with the Warrant Inducement (as defined below) (see “Note 19 – Subsequent Events – Warrant Inducement Transaction” for more details).

The warrants issued to GEM Yield Bahamas Limited (“GYBL”) in October 2023 (the “GEM Warrants,” and together with the Follow-On Warrants, the “Warrants”) in connection with that certain Share Purchase Agreement, dated as of December 1, 2022 (the “GEM Agreement”), by and among us, GYBL, and GEM Global Yield LLC SCS (“GEM Yield”, and together with GYBL, “GEM”), remain classified as equity instruments. The Company is currently involved in litigation regarding the enforceability and adjustment provisions of the GEM Warrants. As of March 31, 2025, no reclassification or adjustment to the exercise price of the GEM Warrants has been made.

Rights

In connection with the acquisition of Rhove on March 24, 2023, the Company granted certain sellers and participating investors the right to purchase up to 1,263,000 shares of the Company’s common stock (the “Rights”) at a fixed exercise price of $10.00 per share. The Rights were exercisable for a period of two years following the acquisition date and expired unexercised on March 24, 2025. The terms of the Rights were fixed at issuance and not modified during their contractual life.

At inception, the Rights were determined to meet the criteria for equity classification under ASC 480 and ASC 815, and were recorded as a component of additional paid-in capital. In accordance with this classification, the Rights were not subject to remeasurement at each reporting period. The expiration of the Rights resulted in no impact to the Company’s condensed consolidated statements of operations or cash flows for the three months ended March 31, 2025.

For details on the factors used in the calculation of the fair value of the Follow-On Warrants and Rights, refer to the audited consolidated financial statements included in the Form 10-K. As the warrants issued in connection with the follow-on offering and GEM Agreement are classified as equity instruments, they are not subject to fair value remeasurement at the end of each reporting period.

Warrant activity as of March 31, 2025 were as follows:

	Issue date	Period ended	Contractual life (years)	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
GEM Warrants Issued on October 23, 2023	10/23/2023	03/31/2025	5	1,700,884	371.9	3.56
Follow-On Warrants Issued on November 21, 2023	11/21/2023	03/31/2025	5	8,333,336	1.44	3.64
Warrants outstanding on March 31, 2025				10,034,220	64.24	3.63

Shelf Registration Statement on Form S-3

On November 26, 2024, the Company’s shelf registration statement on Form S-3 (File No. 333-283284) was declared effective by the SEC. This registration statement allows the Company to offer and sell, from time to time, common stock, preferred stock, warrants, subscription rights, and units in one or more offerings, subject to market conditions and applicable regulatory limitations. The Company entered into an At the Market Sales Agreement (the “AGP Sales Agreement”) with A.G.P. as sales agent to establish an “at the market” offering program (an “ATM”) on December 19, 2024, under which we were able to offer and sell shares of our common stock having an aggregate offering price of up to $14,275,000. The AGP Sales Agreement was terminated effective March 29, 2025.

During the three months ended March 31, 2025, the Company issued 160,879 shares of its common stock under its ATM program at a weighted-average price of $1.44 per share pursuant to the AGP Sales Agreement, for total gross proceeds of approximately $231,235. The net proceeds, after deducting sales commissions and other offering expenses, from such sales of our common stock under the AGP Sales Agreement was approximately $224,298, which were used to fund working capital and general corporate purposes. In connection with the sale of the 160,789 shares of our common stock under the AGP Sales Agreement during the three months ended March 31, 2025, we paid A.G.P. a cash commission equal to $6,937. There were no issuances under the ATM program during the fiscal year ended December 31, 2024.

As of March 31, 2025, the Company is subject to the SEC’s “baby shelf rules,” which prohibits companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under its Form S-3, the ATM program and any related “at the market” offering sales agreement or other securities offerings.

Note 16 - Commitments and Contingencies

Pursuant to the terms of the “GEM Agreement, we are required to indemnify GEM for any losses it incurs as a result of a breach by us or of our representations and warranties and covenants under the GEM Agreement or for any misstatement or omission of a material fact in a registration statement registering those shares pursuant to the GEM Agreement. Also, GEM is entitled to be reimbursed for legal or other costs or expenses reasonably incurred in investigating, preparing, or defending against any such loss. To date, we have not raised any capital pursuant to the GEM Agreement and we may not raise any capital pursuant to the GEM Agreement prior to its expiration. Restrictions pursuant to terms of our future financings may also affect our ability to raise capital pursuant to the GEM Agreement.

The Company maintains indemnification agreements with our directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

Acquisition of USRealty, LLC

On March 19, 2025, the Company entered into a Mutual Settlement and Release Agreement (the “Settlement Agreement”) with Unreal Estate Inc. (“Unreal Estate”) to resolve certain claims and disputes between us and Unreal Estate related to their respective obligations under (i) the Membership Interest Purchase Agreement, dated as of November 20, 2024 (the “MIPA”), with Unreal Estate LLC (“Unreal”), USRealty Brokerage Solutions, LLC (“US Realty”) and Unreal Estate, and (ii) the Letter Agreement, dated as of November 20, 2024 (the “Letter Agreement”), with Unreal and Unreal Estate, and the transactions contemplated thereby (the MIPA and Letter Agreement together, the “Unreal Agreements”). Pursuant to the Settlement Agreement, we agreed to pay Unreal Estate a total sum of $80,000 in cash within one business day following Unreal Estate’s execution and delivery of the Settlement Agreement, and the parties agreed that we will retain full ownership of and control over the membership interests of US Realty that we had acquired pursuant to the MIPA. Further, upon execution of the Settlement Agreement, the Letter Agreement was terminated and related promissory note issued thereunder to us in the original principal amount of $60,000 was cancelled.

These amounts were expensed in full as of December 31, 2024, and no further accounting impact was recorded in the quarter ended March 31, 2025.

Acquisition Agreement – GTG Financial

As part of the GTG Financial, Inc. acquisition, the Company agreed to pay deferred cash consideration totaling $1,344,750 in three tranches: 30% on the 120th day, 30% on the 150th day, and 40% on the 180th day following the closing date.

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

Acquisition Agreement – Be My Neighbor

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

The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving the respective milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. During the period ended March 31, 2025, the company performed fair value analysis for contingent consideration related to BMN acquisition and recorded $93,000 as loss from increase in fair value.

Acquisition Agreement – GTG Financial

On February 20, 2025, the Company completed the acquisition of GTG Financial, a mortgage brokerage, for total consideration of up to $4.2 million, including preferred stock, restricted common stock, deferred cash payments, and performance-based earn-out payments. The earn-out payments, which are based on GTG’s achievement of specified revenue and EBITDA targets over three annual periods, may be settled in cash or stock at the Company’s discretion. As of March 31, 2025, the Company recorded the present value of the contingent consideration at $1,287,000, classified as a Level 3 liability in the fair value hierarchy.

As of March 31, 2025, the Company’s contingent consideration liabilities related to acquisitions are categorized as Level 3 within the fair value hierarchy. Contingent consideration was valued at March 31, 2025 using unobservable inputs, primarily internal revenue forecasts. Contingent consideration was valued at the time of acquisitions and have included using the Scenario based simulation method. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

As of March 31, 2025, the Company’s contingent consideration liabilities, non-current balances were as follows:

	As of March 31, 2025
	Contingent consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Contingent Consideration
Level 3:
Contingent consideration, non-current - Naamche	$137,000	$-	$-	$137,000
Contingent consideration, non-current - GTG Financial	954,000	-	-	954,000
Contingent consideration, non-current - BMN	949,000	-	93,000	1,042,000
Total contingent consideration	$2,040,000	$-	$93,000	$2,133,000

Legal Matters

Except as noted below, there have been no material changes to the legal proceedings disclosed in the Form 10-K. The Company continues to monitor the status of those proceedings, and developments will be disclosed in future filings as necessary.

GEM Yield Bahamas Limited Litigation

On November 1, 2024, we filed a lawsuit against GYBL in the United States District Court for the Southern District of New York (the “Court”), claiming that GYBL operated as an unregistered broker-dealer in violation of the Exchange Act. We are seeking to void the GEM Warrants, or alternatively, a declaratory judgment determining that the GEM Warrants’ terms govern the exercise price adjustment calculation rather than the related GEM Agreement’s terms. On January 17, 2025, GYBL moved to dismiss our complaint, and, on March 14, 2025, the Court granted GYBL’s motion to dismiss our complaint relating to the lawsuit against GYBL. On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The briefing schedule at the Second Circuit is being held in abeyance in order to allow two previously filed appeals, filed by two other public companies on identical issues against other similar investors, be resolved first. However, if and when the appellate briefing moves forward, there is no assurance that it will be successful.

Following the lower Court’s dismissal of our complaint, on March 19, 2025, GYBL commenced a separate action against us in the Court (the “GYBL Action”). The GYBL Action concerns the GEM Warrants, and it asserts two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. Our time to respond to the complaint has not yet expired and we continue to vigorously defend against GYBL’s claims and litigate our legal rights to the fullest extent.”

Note 17 - Segment Reporting

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosure of significant segment expenses included in the reported measure of segment profit or loss and regularly provided to the Chief Operating Decision Maker (the “CODM”). It also requires disclosure and a description of the composition of other amounts by reportable segment, disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods and disclosure of the CODM’s title and process for assessing a reportable segment’s profit or loss. The new guidance was effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024, noting no material impact on its consolidated financial statements.

We have one reportable segment based on our business units: technology services. Our CODM has been identified as the Chief Executive Officer and the Chief Operating Officer and President, each of which reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company’s segment results are as follows:

	Three months Ended March 31,
	2025	2024
	Technology services	Technology services
Revenues	$925,635	$20,426
Cost of revenues	406,968	18,249
Gross profit	518,667	2,177
Operating expenses
Wages, benefits and payroll taxes	$1,060,104	$418,902
Marketing and advertising	518,939	76,784
Professional and legal fees	742,159	468,725
All other segment items(1)	619,723	344,424
Total operating expenses	2,940,925	1,308,835
Income from operations	$(2,422,258)	$(1,306,658)

(1)	All other segment items include depreciation and amortization and other operating expenses.

Note 18 - Discontinued Operations

There have been no changes to the Company’s discontinued operations since the filing of its Form 10-K. As previously disclosed, during the year ended December 31, 2024, the Company made a strategic decision to fully discontinue its Rhove operations, which previously operated under the rental business segment. This decision was made due to the lack of future revenue potential and the absence of funding to further develop the platform.

As of March 31, 2025, Rhove continues to be classified as a discontinued operation in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

The following table provides detail of the discontinued operations as of March 31, 2025 and December 31, 2024:

Rhove Related Assets	March 31, 2025	December 31, 2024 (transferred to reAlpha)
Current Assets
Cash	$3,456	$3,456
Other Current Assets	53,474	53,474
	$56,930	$56,930
Current Liabilities
Accounts payable and other accrued liabilities
Other Current liabilities
Total liabilities - Rhove	$-	$-

The following table represents the statement of operations for discontinued operations as of each reporting period:

	For the Period Ended	For the Period Ended
	March 31, 2025	March 31, 2024

Revenues	$-	$-
Cost of revenues	-	-
Gross Profit	-	-

Discontinued Operating Expenses
Dues and subscriptions	-	247
Professional and legal fees	-	578
Other operating expenses	-	15
Total operating expenses	-	840

Discontinued Operating Loss	-	(840)

Discontinued Other expense (income)
Other expense (income)	-	1
Total other (expense) income	-	1

Net Loss from discontinued operations before income taxes	-	(839)

Note 19 - Subsequent Events

Warrant Inducement Transaction

On April 6, 2025, we entered into inducement offer letter agreements (the “Inducement Letters”) with certain holders (the “Holders”) of the Follow-On Warrants. Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their Follow-On Warrants at a reduced exercise price from the then-current exercise price of $1.44 per share of $0.75 per share (the “Reduced Exercise Price”), which resulted in the issuance of 4,218,751 shares of common stock, in consideration for our agreement to issue in a private placement new common stock purchase warrants (the “New Warrants”) to purchase an aggregate of 8,437,502 shares of common stock (the “New Warrant Shares”) (such transaction, the “Warrant Inducement”). In connection with the Warrant Inducement, we also agreed to reduce the exercise price of the Follow-On Warrants to purchase an aggregate of 4,114,582 shares of common stock for all holders of the Follow-On Warrants not participating in the Warrant Inducement to the Reduced Exercise Price for the remaining term of the Follow-On Warrants. The exercise of the New Warrants and issuance of the New Warrant Shares is subject to stockholder approval in accordance with Nasdaq Listing Rule 5635(d).

The closing of the Warrant Inducement occurred on April 8, 2025, and we received aggregate gross proceeds of approximately $3.1 million from the exercise of the Existing Warrants, before deducting related placement agent fees and other expenses payable by us. These transactions occurred subsequent to the reporting period and are not reflected in the accompanying condensed consolidated financial statements as of March 31, 2025.

Debt Redemption Payment – Streeterville Capital, LLC

On April 7, 2025, the Company received a written redemption notice (a “Redemption Notice”) under its outstanding Note issued pursuant to that certain Purchase Agreement, dated as of August 14, 2024 (the “Purchase Agreement”), with Streeterville, which requested payment for a redemption amount of $525,000. The Company paid the full amount in cash on April 8, 2025 and April 9, 2025. Following this payment, the outstanding principal balance under the Note was reduced to $5,202,328.25 as of April 7, 2025. As the event occurred after the reporting period, no adjustments have been made to the condensed consolidated financial statements as of March 31, 2025.

On May 1, 2025, the Company received a Redemption Notice from Streeterville under its outstanding Note issued pursuant to the Purchase Agreement, which requested payment for a redemption amount of $545,000. The Company paid $450,000 on May 2, 2025 and the remaining $95,000 on May 5, 2025. Following these payments, the outstanding principal balance under the Note was reduced to $4,665,104.98 as of May 1, 2025. As this event occurred after the March 31, 2025 balance sheet date, no adjustment was made to the condensed consolidated financial statements.

RSU Awards to Executive Officers and Certain Employees

On April 30, 2025, the Company issued an aggregate of 771,940 RSU awards for the quarter ended March 31, 2025 to certain of the Company’s employees, including its executive officers, under the 2022 Plan. These RSU awards were issued: (i) as additional equity compensation to certain employees of the Company, in accordance with the Compensation Committee approval of such additional equity compensation on April 28, 2025, and (ii) in connection with the Company’s achieved results during the quarter ended March 31, 2025, for each of the performance metrics set forth in the STIP and in accordance with the terms thereof.

Subject to the terms and conditions of the 2022 Plan, any related RSU award agreement and the STIP, as applicable, the RSUs will vest in accordance with the following schedule: (i) 50% will vest on the date that is 12 months from the date of grant, (ii) 12.5% will vest on the date that is 15 months from the date of grant, (iii) 12.5% will vest on the date that is 18 months from the date of grant, (iv) 12.5% will vest on the date that is 21 months from the date of grant and (v) 12.5% will vest on the date that is 24 months from the date of grant.

Sea Easy Capital Financing Arrangement Loans

On April 20, 2025, AiChat drew additional loans under its financing arrangement with SEA in an aggregate amount of $$33,085, which are subject to the same terms and conditions of previous loans drawn under such financing arrangement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q, or this “report,” contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	Our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;

●	Our ability to raise capital and to continue as a going concern;

●	We are employing a business model with a limited track record, which makes our business difficult to evaluate;

●	Our technology that is currently being developed may not yield expected results or be delivered on time;

●	Failure to integrate any acquisitions successfully;

●	We intend to utilize a significant amount of indebtedness and raise capital through public offerings for the operation of our business;

●	The implementation of artificial intelligence (“AI”) into our technologies may prove to be more difficult than anticipated;

●	The real estate and real estate technology industries in which we participate are highly competitive, and we may be unable to compete successfully with our current and/or future competitors;

●	Our business depends significantly on the health of the U.S. residential real estate industry and changes in general economic conditions;

●	Our ability to retain our executive officers and other key personnel;

●	Our ability to attract or retain customers and users of our technologies; and

●	The laws and regulations regarding privacy, data protection, consumer protection, and other matters are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm to our business.

Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Part I, Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to reAlpha Tech Corp. and its subsidiaries, as applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our audited financial statements and related notes included in our most recent Annual Report on Form 10-K for the twelve months ended December 31, 2024, as amended on May 13, 2025 (the “Form 10-K”). In addition to historical information, this discussion and analysis here and throughout this report contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Form 10-K.

Business Overview

We are a real estate technology company developing an end-to-end homebuying platform, which we have named reAlpha (hereinafter referred to as the “reAlpha platform”). Our goal is to offer through our AI-powered platform a more affordable, streamlined experience for those on the journey to homeownership. The reAlpha platform integrates AI-driven tools to offer, among others, tailored property recommendations, an intuitive visual interface, and certain homebuying services, including realty services, mortgage brokering services, and digital title and escrow services within the platform. We developed the reAlpha platform as a commitment to eliminate traditional barriers to home ownership and make it more accessible and transparent.

The reAlpha platform assists homebuyers with tasks such as mortgage pre-approval, booking tours, sending offer letters and completing property acquisitions. The reAlpha platform also provides market insights, detailed property data, and uses large language models to answer queries and facilitate the homebuying process via a user-friendly, 24/7 web platform and iOS application. The reAlpha platform’s capabilities are complemented and supported by licensed real estate agents with reAlpha Realty, LLC, our in-house brokerage firm. Although the reAlpha platform is currently only available for homebuyers in 20 counties in Florida, we intend to expand its capabilities nationwide by the end of 2026 depending on numerous factors, including, among other things, our ability to acquire and maintain real estate and mortgage licenses in all 50 U.S. states and the District of Columbia, obtain additional MLS data, create and run successful marketing campaigns nationwide to gain brand recognition and increase our geographical reach and build a scalable technology infrastructure.

We are continuously working to commercialize, enhance and refine our AI technologies and the reAlpha platform to continue generating technology-derived revenue. Further, as part of our growth strategy, we intend to continue identifying and acquiring companies that are complementary to our business, and we intend to generate revenue from integrating such acquired companies and their capabilities into our business and our reAlpha platform. To advance such strategy, since the beginning of 2024 we have announced the acquisitions of Naamche, Inc. and its Nepal counterpart entity Naamche, Inc. Pvt. Ltd. (collectively, “Naamche”), AiChat Pte. Ltd (“AiChat”), Hyperfast Title LLC (“Hyperfast”), Debt Does Deals, LLC (d/b/a Be My Neighbor) (“Be My Neighbor”) and GTG Financial, Inc. (“GTG Financial”). These acquisitions have added revenue, additional potential sources of revenue, technology services under our umbrella of product offerings, and, as further described below, additional operational and service-related capabilities to the reAlpha platform.

For instance, as a result of the acquisition of Be My Neighbor and GTG Financial, our in-house mortgage brokerage that operates through the reAlpha platform is now licensed to operate in 30 U.S. states. Additionally, because of our acquisition of Hyperfast, we now can offer title, closing and settlement services in 3 U.S. states. As a result of these acquisitions, consumers using the reAlpha platform have access to these homebuying services directly in the platform, both through the web platform and iOS application. We expect to continue seeking additional strategic acquisitions that we believe will add additional sources of potential revenue and services to homebuyers using the reAlpha platform, including, but not limited to, home-showing companies, wholesale mortgage lenders, companies providing services for post-closing services (such as utility hookups, among others) and real estate brokerages. Additionally, although we have already acquired two mortgage brokerage firms and a title company, we may consider further acquisitions of companies providing such services to increase the number of U.S. states we are licensed to operate in and the potential revenue opportunities associated with expanding our geographical markets and reach of the reAlpha platform.

Before shifting our focus towards the development of our AI technologies and the reAlpha platform, our operational model was asset-heavy and built on utilizing our proprietary AI-powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the property’s performance as a short-term rental. In the first quarter of 2024, we decided to halt these operations due to macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, which conditions persisted throughout the fiscal year 2024. This led us to sell our last real property asset for such operations, and to recognize the impairment of goodwill and intangible assets under the rental business segment. As a result, in the first quarter of 2025, our board of directors approved to discontinue our short-term rental business operations entirely. The discontinuation of our rental business segment operations meets the criteria to be reported as discontinued operations (see “Note 18 – Discontinued Operations” for more information)

The technology services segment is currently our only reportable segment following the approval by our board of directors to discontinue our rental business segment operations (see “Note 18 – Discontinued Operations” and “Note 17 – Segment Reporting” for more information). Our technology services segment offers and develops AI-based products and services to customers in various industries, including, but not limited to, real estate, retail, hospitality and education industries. Our technology development efforts are currently focused on the development and enhancement of the reAlpha platform.

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

Our revenue model revolves around our realty services (e.g., assisting a homebuyer with finding, touring, and closing on homes), mortgage brokering services (e.g., finding and originating a mortgage for the homebuyer that fits their financial situation, needs, credit, and location), and digital title and escrow services (e.g., title, closing and settlement fees), offered through the reAlpha platform, which is currently under limited availability, and services offered by our subsidiaries, such as AiChat, Naamche, Be My Neighbor, Hyperfast and GTG Financial.

We currently offer a commission refund model through the reAlpha platform as part of our strategy to provide an integrated and customer-centric homebuying experience. Under this model, homebuyers may receive up to 75% of any buy-side brokerage commissions paid, which typically range from 2.5% to 3% of a home’s sale price depending on the geographical market, in connection with the purchase of a home through the reAlpha platform as a rebate or refund (hereinafter referred to as the “commission refund”). This commission refund is paid to the homebuyer by applying such commission refund towards closing costs or by adding the refund to a homebuyer’s down payment, as applicable and subject to market-by-market minimums. The percentage of the commission refund available to a homebuyer is determined based on their use of eligible integrated homebuying services offered via the reAlpha platform, such as realty, mortgage brokering and digital title and escrow services. Currently, homebuyers can receive 25% commission refund when using one homebuying service, 50% when using two homebuying services and 75% when using all three homebuying services. The commission refund model for the reAlpha platform is currently in a testing phase and remains subject to change as we evaluate customer adoption, expand into new geographical markets and further develop our platform and/or expand the number of homebuying services provided thereunder.

Although the reAlpha platform is currently only available for homebuyers in 20 counties in Florida, we intend to expand its capabilities nationwide by the end of 2026. In order to expand the availability of the reAlpha platform, and services provided thereunder, nationwide, we will need to obtain the relevant real estate and mortgage licenses in the U.S. states we are not yet licensed in, and, until we obtain such licenses, the reAlpha platform will remain under limited availability for homebuyers in 20 counties in Florida. While the reAlpha platform is under limited availability, we will continue offering standalone mortgage brokerage services through our subsidiaries, Be My Neighbor and GTG Financial, in 30 U.S. States and digital title and escrow services through our subsidiary, Hyperfast, in 3 U.S. states. We also plan to continue acquiring companies in the real estate market that provide services relating to the homebuying process, including, but not limited to, mortgage brokerage firms, title and escrow service providers, home insurance providers and others that are complementary to our business, which we expect to generate revenues by offering such homebuying services through the reAlpha platform, or as standalone offerings to customers. We expect that our reAlpha platform will drive additional customers to these acquired companies through users interacting and buying homes on the reAlpha platform, which will expand their overall potential customer base.

Recent Developments

ATM Program Termination

On December 19, 2024, we entered into an At the Market Sales Agreement (as amended from time to time, the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”). In accordance with the terms of the Sales Agreement, on March 24, 2025, we provided notice to A.G.P. of our election to terminate the Sales Agreement, which termination was effective on March 29, 2025. Through March 24, 2025, the Company had sold an aggregate of 160,879 shares of common stock pursuant to the Sales Agreement, resulting in gross proceeds of $231,235.

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

The aggregate amount of GTG Shares issuable under the GTG Purchase Agreement, for purposes of complying with Nasdaq Listing Rule 5635, may in no case exceed 19.99% of our outstanding common stock (the “Cap Amount”) immediately prior to the execution of the GTG Purchase Agreement, or 9,206,230 shares, without stockholder approval of any shares exceeding such amount. In the event the GTG Shares issuable pursuant to the GTG Purchase Agreement exceed the Cap Amount, the Company will pay the Seller cash in lieu of such excess shares of common stock, based on a formula set forth in the GTG Purchase Agreement.

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

Additionally, the Investment Agreement further provides that, to the extent that the aggregate value of the Conversion Shares issued upon the Automatic Conversion is less than the Consideration, as determined based on the closing price of our common stock, as reported on the Nasdaq Stock Market (“Nasdaq”) on the applicable Automatic Conversion Date, then the Company shall pay for such difference in cash or in shares of common stock (the “MMC Shortfall Shares,” and together with the Conversion Shares issuable to MMC, the “MMC Shares”), at the Company’s sole discretion, no later than 30 calendar days after the Automatic Conversion Date, on the terms and subject to the conditions set forth in the Investment Agreement. The Investment Agreement further provides that at any time during the 2-month period beginning on the closing date of the transactions contemplated under the Transaction Documents, MMC had the right, but not the obligation, to reinvest up to an additional $5,000,000 in the aggregate in the Company on the same terms and conditions as those set forth in the Transaction Documents. As of the date of this filing, MMC’s reinvestment right has expired unexercised.

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

Mutual Settlement and Release Agreement with Unreal Estate Inc.

On November 29, 2024: (i) we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Unreal Estate LLC (the “Unreal”), USRealty Brokerage Solutions, LLC (“US Realty”) and Unreal Estate Inc. (“Unreal Estate”), pursuant to which, on November 20, 2024 we acquired from the Unreal 100% of the membership interests of US Realty that were outstanding immediately prior to the execution of the MIPA; (ii) we entered into a Letter Agreement (the “Letter Agreement”), with Unreal and Unreal Estate, pursuant to which we agreed to purchase an aggregate amount of $600,000 of convertible promissory notes from Unreal Estate in a series of six installments; and (iii) Unreal Estate issued and sold to us, pursuant to the terms of the Letter Agreement, a convertible promissory note in the original principal amount of $60,000 (the “Unreal Note,” and together with the MIPA and the Letter Agreement, the “Agreements”).

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

Pursuant to and as a result of the Settlement Agreement, the Unreal Note was cancelled and the parties confirmed the termination of the Letter Agreement.

ATM Offering

On April 2, 2025, we entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright.”). In accordance with the terms of the Offering Agreement, we may offer and sell from time to time through Wainwright, acting as sales agent, shares of our common stock having an aggregate offering price of up to $7,650,000 (the “Placement Shares”). The Placement Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-283284) filed with the SEC on November 15, 2024, and declared effective on November 26, 2024. The Company filed a prospectus supplement dated April 2, 2025, with the SEC in connection with the offer and sale of the Placement Shares.

Warrant Inducement Transaction

On April 6, 2025, we entered into inducement offer letter agreements (the “Inducement Letters”) with certain holders (the “Holders”) of existing warrants of the Company to purchase up to an aggregate of 4,218,751 shares of our common stock having an original exercise price of $5.00 per share, which was subsequently adjusted to $1.44 per share pursuant to the anti-dilution provision included in such existing warrants, issued to the Holders on November 24, 2023, with a current expiration date of November 24, 2028 (the “Existing Warrants”).

Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their Existing Warrants at a reduced exercise price of $0.75 per share (the “Reduced Exercised Price”) in consideration for our agreement to issue in a private placement new common stock purchase warrants (the “New Warrants”) to purchase an aggregate of 8,437,502 shares of common stock (the “New Warrant Shares”) (such transaction, the “Warrant Inducement”). In connection with the Warrant Inducement, we also agreed to reduce the exercise price of the Existing Warrants to purchase an aggregate of 4,114,582 shares of common stock for all holders of the Existing Warrants not participating in the Warrant Inducement to the Reduced Exercise Price for the remaining term of the Existing Warrants.

The closing of the Warrant Inducement occurred on April 8, 2025, and we received aggregate gross proceeds of approximately $3.1 million from the exercise of the Existing Warrants, before deducting related placement agent fees and other expenses payable by us, resulting in net proceeds of approximately $2.9 million.

The exercise of the New Warrants and issuance of the New Warrant Shares is subject to stockholder approval (the “Stockholder Approval”) in accordance with Nasdaq Listing Rule 5635(d). On May 5, 2025, we filed a definitive information statement on Schedule 14C related to the necessary Stockholder Approval, which approval will become effective on May 25, 2025, which is 20 calendar days after the mailing of the definitive information statement on Schedule 14C to the holders of our capital stock as of April 14, 2025.

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

Early indications suggest that these changes are already prompting shifts in industry practices as a result of the NAR lawsuit. For instance, discussions are underway regarding potential changes to rules established by local or state real estate boards or multiple listing services. These changes may necessitate adjustments in brokers’ business models, including alterations in agent and broker compensation structures, as well as requiring buyers to sign separate agreements to compensate their agents. We believe that we are well-positioned to take advantage of some of these potential industry changes. Given that the reAlpha platform offers commission refunds tied to the use of integrated homebuying services, we believe that homebuyers that have access to the reAlpha platform may choose our platform over seeking traditional agents to conduct their property search and acquisition to avoid paying additional buyer’s agents fees through these separate agreements. Additionally, we expect that our competitors will need to develop mechanisms and plans to enable buyers to negotiate commissions, which may add another layer of complexity into real estate transactions. We believe that the reAlpha platform will remove such layer by offering all these services – including negotiations of fees through our AI negotiation helper – in one platform, while providing buyers with a commission refund on all homes purchased through the reAlpha platform.

The NAR litigation and its ramifications, however, remain uncertain and could cause unforeseen turmoil in our industry, the impacts of which could have a negative effect on us as an industry participant.

Critical Accounting Policies

The condensed consolidated financial statements included in this report have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and reflect the application of estimates and assumptions that require significant judgment by management. These estimates affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures and are based on a combination of historical experience, current business conditions, and other factors available to management. Actual results could differ materially from those estimates due to the inherent uncertainty in assumptions and external conditions.

There have been no material changes to the Company’s critical accounting policies or the methods used in applying those policies during the three months ended March 31, 2025. For a full description of our critical accounting policies and significant estimates, refer to the condensed consolidated financial statements and accompanying notes included in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”), and “Note 2 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this report.

Results of Operations

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended
	March 31,
	2025 (unaudited)	March 31, 2024
Revenue	$925,635	$20,426
Cost of Revenue	(406,968)	(18,249)
Gross profit	$518,667	$2,177
Operating expense	(2,940,925)	(1,308,835)
Operating loss	(2,422,258)	(1,306,658)
Other expense	(428,093)	(111,548)
Loss from continuing operations before tax	(2,850,351)	(1,418,206)
Loss from discontinued operations before tax	-	(839)

Revenue. Revenues were $925,635 for the three months ended March 31, 2025 compared to $20,426 for the three months ended March 31, 2024, an increase of approximately 4,432%. Our revenues currently consist of the revenues generated in our technology services segment that we receive directly from, or from services related to, our technologies and acquired companies. This increase in revenue was primarily driven by revenue generated by Be My Neighbor and GTG Financial and AiChat’s conversational AI technology offered to enterprise clients. Be My Neighbor and GTG Financial generated $386,594 through mortgage brokerage transactions, which included loan origination fees, broker commissions, and processing fees, while AiChat generated $109,552 from subscription fees for its AI conversational technologies.

Cost of revenue. Cost of revenue was $406,968 for the three months ended March 31, 2025, compared to $18,249 for the three months ended March 31, 2024, an increase of approximately 2,130%. This increase was primarily driven by the integration of GTG Financial into our operations of $217,609, which primarily includes direct expenses associated with delivering our loan brokerage services and technology solutions, such as compensation-related expenses for roles supporting loan origination and customer interactions.

Operating expenses. Operating expenses were $2,940,925 during the three months ended March 31, 2025, compared to $1,308,835 for the three months ended March 31, 2024, an increase of approximately 125%. This increase in operating expenses was primarily driven by the integration of the newly acquired businesses within the technology segment, including Be My Neighbor and GTG Financial. A significant portion of this increase is attributed to salaries of the employees from our recent acquisitions, which salary expenses amounted to $803,435, marketing and advertising expenses related to our advertising campaign of $442,155 and professional and legal services expenses of $347,261 incurred in connection with our recent acquisitions.

Other (expense) income. Other expenses were $428,093 for the three months ended March 31, 2025, compared to $111,548 for the three months ended March 31, 2024, an increase of approximately 284%. This increase was primarily driven by the interest accrued on that certain secured promissory note (the “Note”), which was issued to Streeterville Capital, LLC (the “Lender”) pursuant to that certain Purchase Agreement, dated August 14, 2024 (the “Purchase Agreement”), in the amount of $113,542, the amortization expense of the original issue discount of the Note in the amount of $72,501 and the amortization expense of the commitment fee related to our equity facility with GEM Yield Bahamas Limited (“GYBL”) and GEM Global Yield LLC SCS (“GEM Global,” and together with GYBL, “GEM”), in the amount of $125,000.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP, we believe “Adjusted EBITDA,” a “non-U.S. GAAP financial measure,” as such term is defined under the rules of the SEC, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-U.S. GAAP financial measures may be helpful to investors because it provides consistency and comparability with past financial performance. However, this non-U.S. GAAP financial measures is presented for supplemental informational purposes only, have limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate a similarly titled non-U.S. GAAP measure differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-U.S. GAAP financial measure as a tool for comparison. A reconciliation is provided below for our non-U.S. GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measure and the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

We use Adjusted EBITDA, a non-U.S. GAAP financial measure, to evaluate our operating performance and facilitate comparisons across periods and with peer companies. We reconcile our Adjusted EBITDA to our net income (loss) adjusted to exclude interest expense, depreciation and amortization, share-based compensation, and other non-cash, non-operating, or non-recurring items that we believe are not indicative of our core business operations. We believe this measure provides useful insight into our ongoing performance; however, it should not be considered a substitute for, or superior to, net income or other financial information prepared in accordance with U.S. GAAP.

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented below:

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(2,850,351)	$(1,419,045)
Adjusted to exclude the following
Depreciation and amortization	179,149	71,453
Changes in fair value of contingent consideration	93,000	-
Interest expense	205,247	10,445
Amortization of loan discounts and origination fee(1)	121,251	-
GEM commitment fee (2)	125,000	-
Share based compensation (3)	78,355	-
Acquisition-related expenses (4)	87,352	-
Adjusted EBITDA	(1,960,997)	(1,337,147)

(1)	Reflects the amortized original issue discount related to the Note (as defined above).

(2)	This pertains to the commitment fee of $1 million in connection with the GEM equity facility, which has been amortized over a period of 24 months.

(3)	Compensation provided to employees for services through share-based awards, which is recognized as a non-cash expense.

(4)	Expenses related to acquisitions, including professional and legal fees, which are excluded from U.S. GAAP financial measures to provide a clearer view of ongoing operational performance.

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

We had cash and cash equivalents of approximately $1.2 million as of March 31, 2025 and approximately $3.1 million as of December 31, 2024. Based on our estimates, we believe we do not have sufficient working capital to meet our financial needs for the 12-month period following March 31, 2025.  Further, based on our current operating plans, to the extent the Lender (as defined above) does not redeem additional portions of the Note (as further described below) and we do not raise additional capital through any offering of our securities, we estimate that our cash and cash equivalents as of March 31, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. Accordingly, to the extent that collections from our operations in the technology services segment cannot fund our operations, we intend to utilize equity or debt offerings to raise additional funds, although volatility in the capital markets may negatively affect our ability to do so. As part of these efforts, we previously utilized our At the Market (“ATM”) program with A.G.P. to raise working capital, and as of the date of this report, we raised approximately $231,235 in gross proceeds through such ATM program prior to its termination (see “Recent Developments – ATM Program Termination” and “Note 15 – Stockholders’ Equity (Deficit)” for more information). Further, on April 2, 2025, we entered into the Offering Agreement with Wainwright (each as defined above), pursuant to which we are able to raise up to $7.65 million in gross proceeds through sales of our common stock with Wainwright acting as sales agent, which we expect to utilize from time to time to fund our operations (see “Recent Developments – ATM Offering” for more information). We also recently completed the Warrant Inducement (as defined above) that resulted in gross proceeds to us of approximately $3.1 million, which provided us with additional liquidity to meet our financial needs (see “Recent Developments – Warrant Inducement Transaction” for more information). While we anticipate continued operating losses in the near future, we expect to generate more significant revenues as we continue investing in the commercialization of our products and technologies and acquiring complementary businesses to fund our operating expenses and capital expenditure requirements.

We may also receive proceeds from the cash exercises of the warrants in connection with our public offering from November 2023 (the “Follow-On Warrants”), which currently have an exercise price of $0.75 per share. We believe the likelihood that any Follow-On Warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. We believe that if the trading price for our common stock is less than $1.44 per share, it is unlikely that the holders of the Follow-On Warrants will exercise them. Further, due to the ongoing disputes with GYBL regarding the warrants issued to them on October 23, 2023 (the “GEM Warrants”), pursuant to that certain Share Purchase Agreement among us and GEM, dated December 1, 2022 (the “GEM Agreement”), including our claims that the GEM Warrants are void and subject to rescission under Section 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) there is uncertainty about the enforceability of the GEM Warrants and its terms. On January 17, 2025, GYBL moved to dismiss our complaint relating to this dispute, and, on March 14, 2025, such motion to dismiss our complaint relating to our complaint was granted. Further, on March 19, 2025, GYBL filed a lawsuit against us, which is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. As of the date of this report, there has been no adjustment to the exercise price of the GEM Warrants in connection with the dismissal of our complaint, and our position regarding the GEM Warrants, including the exercise price and subsequent adjustments thereof, remains the same pending resolution of these disputes with GEM. As a result, we do not expect that the GEM Warrants will be exercised while these disputes are pending, however, if these disputes are not resolved through negotiations and these lawsuits are adversely determined against us, we may be required to adjust the GEM Warrants’ exercise price downward significantly, and we may incur penalties under the GEM Agreement and/or other litigation expenses related to these disputes, which could materially adversely impact our financial statements, cash flows and results of operations.

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

Contractual Commitments and Obligations

On August 14, 2024, we entered into the Purchase Agreement with the Lender (each as defined above) to issue and sell a secured promissory note worth $5,455,000. As of March 31, 2025, we have incurred $435,000 original issue discount expenses related to the Note. Further, in accordance with the Note and related Purchase Agreement, beginning seven months after issuance, the Lender may redeem up to $545,000 of the Note per month, which amount will be due and payable in cash within three trading days of our receipt of a written redemption notice from the Lender.

The redemption feature of the Note may require us to make redemption payments at the request of the Lender, which redemptions may have a material adverse effect on our cash flows, results of operations and ability to pay our debts as they come due, and we may not have the required funds to pay such redemptions, which could result in an event of default under the Note. As of the date of this report, we have made redemption payments in the aggregate amount of $1,090,000 pursuant to written redemption notices sent by the Lender. The Note and related Purchase Agreement also contain restrictive covenants on our ability to issue securities, which may further impact our ability to raise capital to meet our redemption payments or other obligations and expenses as they are due.

Additionally, as part of the GTG Financial acquisition, and pursuant to the GTG Purchase Agreement (as defined above), we are obligated to pay to the Seller (as defined above) the Cash Portion (as defined above), which consist of cash payments in the aggregate amount of $1,344,750, which are payable in three tranches as follows: $403,425 on the 120th day after the GTG Closing Date (as defined above), $403,425 on the 150th day after the GTG Closing Date and $537,900 on the 180th day following the GTG Closing Date. Further, to the extent that we do not pay the Cash Portion in full by the date that is 180 days of the GTG Closing Date, then, beginning on the 181st day following the GTG Closing Date, the outstanding amount of the Cash Portion will bear interest at a rate per annum equal to 4%. The Cash Portion outstanding at any time will also become due and payable no later than 60 days after the Company’s consummation of a bona fide transaction or series of transactions with the principal purpose of raising capital in the minimum amount of $10,000,000, whether through loans provided to the Company or through the sale of the Company’s equity securities. The Cash Portion payments may have a material adverse effect on our cash flows, results of operations and ability to pay our debts as they come due, and, to the extent we do not have the required funds to pay for such Cash Portions in full by the 180th day after the GTG Closing Date, the Seller will be eligible to rescind the transactions contemplated under the GTG Purchase Agreement, which may further materially impact our business, results of operations and cash flows.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Three-month period
Particulars	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(2,267,103)	$(1,527,238)
Net cash provided by (used in) investing activities	$244,554	$(19,700)
Net cash provided by (used in) financing activities	$103,005	$(71,286)

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $2,267,102, compared to $1,527,238 for the three months ended March 31, 2024. The increase is primarily due to higher operating expenses as a result of our recently acquired companies, including salaries of $1,060,104 and professional and legal fees of $742,159.

Cash Flows from Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $244,554, compared to $19,700 of net cash used in investing activities for the three months ended March 31, 2024. This increase is primarily a result of the integration of GTG Financial into our business, which resulted in an increase of $349,529 due to the addition of the cash held by GTG Financial during the three months ended March 31, 2025.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $103,004, compared to net cash used in financing activities of $71,286 for the three months ended March 31, 2024. This increase was primarily due to the $231,235 of capital raised through our ATM program.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GEM Lawsuit

On November 1, 2024, we filed a lawsuit against GYBL in the United States District Court for the Southern District of New York (the “Court”), claiming that GYBL operated as an unregistered broker-dealer under the Exchange Act. We are seeking to void the GEM Warrants, or alternatively, a declaratory judgment determining that the GEM Warrants’ terms govern the exercise price adjustment calculation rather than the related GEM Agreement’s terms. On January 17, 2025, GYBL moved to dismiss our complaint, and, on March 14, 2025, the Court granted GYBL’s motion to dismiss our complaint relating to the lawsuit against GYBL. On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The briefing schedule at the Second Circuit is being held in abeyance in order to allow two previously filed appeals, filed by two other public companies on identical issues against other similar investors, to be resolved first. However, if and when the appellate briefing moves forward, there is no assurance that it will be successful.

Following the Court’s dismissal of our complaint, on March 19, 2025, GYBL commenced a separate action against us in the Court (the “GYBL Action”). The GYBL Action concerns the GEM Warrants, and it asserts two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. Our time to respond to the complaint has not yet expired and we intend to continue vigorously defending against GYBL’s claims and litigating our legal rights to the fullest extent.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since those disclosed in “Part I, Item 1A. Risk Factors” of our Form 10-K, except as set forth below.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not achieved profitability and have incurred losses since inception. For the quarter ended March 31, 2025, we recorded a net loss of $2,850,351. For the year ended December 31, 2024, we recorded a net loss of $26,023,028, which included a loss of $18,339,635 from discontinued operations related to our former rental business and operations of our subsidiary, Roost Enterprises, Inc., and a loss of $7,462,809 from continuing operations. As of March 31, 2025, we had an accumulated deficit of $41,110,855 and outstanding indebtedness of $5,949,708. While we have experienced some revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest diligently in sales and marketing efforts. In addition, we expect to incur significant additional legal, accounting, and other expenses related to our being a public company as compared to when we were a private company. While our revenue has grown since our inception, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our ongoing disputes with GYBL may be costly, time consuming and, if adversely determined against us, could result in a significant downward adjustment of the GEM Warrants’ exercise price, and potentially other penalties and expenses, which could have a material adverse effect on our financial position and business operations.

On November 1, 2024, we filed a lawsuit against GYBL in the Court (as defined above), pursuant to which we asserted two causes of action: (i) rescission of the GEM Warrants issued to GYBL pursuant to Section 29(b) of the Exchange Act  due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement. Following a motion to dismiss filed by GYBL on January 17, 2025, the Court granted such motion to dismiss on March 14, 2025.  On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the Second Circuit (as defined above). The briefing schedule at the Second Circuit is being held in abeyance in order to allow two previously filed appeals, filed by two other public companies on identical issues against other similar investors, be resolved first. However, if and when the appellate briefing moves forward, there is no assurance that it will be successful.

Additionally, following the Court’s grant of GYBL’s motion to dismiss our lawsuit, GYBL filed a separate lawsuit against us, in which GYBL is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs.

Given the ongoing disputes with GYBL, including our pending appeal with the United States Court of Appeals for the Second Circuit and GYBL’s lawsuit against us, the exercise price of the GEM Warrants have not been adjusted pursuant to the GEM Warrant’s terms while these disputes are pending, and, to the extent any shares of common stock are sold pursuant to an equity offering, for instance, at a price per share that is below the then-current exercise price of the GEM Warrants, we do not plan to adjust the exercise price of the GEM Warrants pending resolution of such disputes. A final adverse ruling against us in pending lawsuits and any subsequent appeals, or in any other claim or counterclaim, as applicable, sought by GYBL, could lead to a significant downward adjustment to the current exercise price of the GEM Warrants, additional expenses incurred related to the lawsuits during the ongoing disputes, including, but not limited to, attorney’s fees, and any other remedies the court may deem just.

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

We expect our business model and pricing models to continue to evolve.

Our business model has a limited track record, and as we continue growing our business and operations, we may continue to experiment with different pricing models and introduce new offerings and services. We expect that the services and technology offerings associated with our business model, including the reAlpha platform, will continue to rapidly evolve. Thus, in order to stay current with the industry, we may need to modify our offerings to remain relevant. Further, we have not yet made a final determination regarding how we will charge clients and how certain incentives we offer through the reAlpha platform, such as commission refunds, for example, will be applied to customers utilizing our offerings and the reAlpha platform, as applicable. We cannot guarantee we will be able to produce commercially successful offerings or develop a pricing model for such offerings that is acceptable to our customers and enable us to operate profitably. We cannot offer any assurance that modifications we make to our offerings or business model will be successful or will not harm our business. If the changes we make are not successful, or if we fail to make appropriate changes, it would have a material adverse effect on our business, prospects or operations and potentially on our ability to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Number	Document
2.1#**	Stock Purchase Agreement, dated as of February 20, 2025, among reAlpha Tech Corp., GTG Financial, Inc. and Glenn Groves. (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on February 24, 2025).

3.1**	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2**	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

3.3**	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on February 20, 2025 (previously filed as Exhibit 3.1 of Form 8-K filed with the SEC on February 24, 2025).

4.1**	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2**	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3**	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4**	Secured Promissory Note, dated as of August 14, 2024 (previously filed as Exhibit 4.4 of Form 10-Q filed with the SEC on August 14, 2024).

4.5**	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on April 7, 2025).

10.1+**	Piyush Phadke’s Offer Letter, effective as of January 30, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on January 30, 2025).

10.2+**	2025 Short Term Incentive Plan (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on February 10, 2025).

10.3#**	Advertising Agreement, dated March 7, 2025, between reAlpha Tech Corp. and Mercurius Media Capital LP (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 10, 2025).

10.4#**	Investment Agreement, dated March 7, 2025, between reAlpha Tech Corp. and Mercurius Media Capital LP (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on March 10, 2025).

10.5*	Security Agreement, dated March 13, 2025, by and between GTG Financial, Inc. and Streeterville Capital, LLC.

10.6*	Intellectual Property Security Agreement, dated March 13, 2025, by and between GTG Financial, Inc. and Streeterville Capital, LLC.

10.7*	Guaranty, dated March 13, 2025, by GTG Financial, Inc. for the benefit of Streeterville Capital, LLC.

10.8**	Mutual Settlement and Release Agreement, dated as of March 19, 2025, between reAlpha Tech Corp. and Unreal Estate Inc. (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 21, 2025).

10.9**	Exchange Agreement, dated as of March 20, 2025, between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on March 21, 2025).

10.10+**	Severance Agreement by and between reAlpha Tech Corp. and Jorge Aldecoa, dated March 27, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 28, 2025).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1***	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.
***	Furnished herewith.
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

REALPHA TECH CORP.

Date: May 16, 2025	By:	/s/ Giri Devanur
Giri Devanur
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2025	By:	/s/ Piyush Phadke
Piyush Phadke
Chief Financial Officer (Principal Financial and Accounting Officer)