Form 10-Q
period 2025-06-30
reAlpha Tech Corp.
filed 2025-08-14
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, the registrant has 83,775,039 shares of common stock, par value $0.001, issued and outstanding.

REALPHA TECH CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$587,311	$3,123,530
Accounts receivable, net	197,158	182,425
Receivable from related parties	2,259	12,873
Prepaid expenses	3,849,221	180,158
Current assets of discontinued operations	53,476	56,931
Other current assets	372,182	487,181
Total current assets	$5,061,607	$4,043,098

Property and Equipment, at cost
Property and equipment, net	51,328	102,638

Other Assets
Investments	212,602	215,000
Other long term assets	848,000	31,250
Intangible assets, net	3,172,083	3,285,406
Goodwill	6,171,918	4,211,166
Capitalized software development - work in progress	—	105,900

TOTAL ASSETS	$15,517,538	$11,994,458

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,184,106	$655,765
Related party payables	5,724	9,287
Short term loans - related parties -current portion	258,239	261,986
Short term loans - unrelated parties -current portion	324,656	519,153
Note payable, current-net of discount	3,741,878	—
Accrued expenses	1,057,665	1,164,813
Deferred liabilities, current portion	2,916,219	1,534,433
Total current liabilities	$9,488,487	$4,145,437

Long-Term Liabilities
Embedded derivative liability	4,745,634	—
Preferred stock liability	249,458	—
Other long term loans - related parties - net of current portion	22,514	45,052
Other long term loans - unrelated parties - net of current portion	152,925	241,121
Note payable, net of discount	—	4,909,376
Other long term liabilities	1,959,000	1,086,000
Total liabilities	$16,618,018	$10,426,986

Stockholders’ Equity (Deficit)
Preferred stock ($0.001 par value; 5,000,000 shares authorized) 1,000,000 shares designated as Series A Convertible Preferred Stock; 264,063 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock ($0.001 par value; 200,000,000 shares authorized, 52,364,654 shares outstanding as of June 30, 2025; 200,000,000 shares authorized, 45,864,503 shares outstanding as of December 31, 2024)	52,363	45,865
Additional paid-in capital	44,174,344	39,770,060
Accumulated deficit	(45,222,909)	(38,260,913)
Accumulated other comprehensive income	(113,356)	5,011
Total stockholders’ (deficit) equity of reAlpha Tech Corp.	(1,109,558)	1,560,023

Non-controlling interests in consolidated entities	9,078	7,449
Total stockholders’ (deficit) equity	(1,100,480)	1,567,472

TOTAL LIABILITIES AND STOCKOLDERS’ (DEFICIT) EQUITY	$15,517,538	$11,994,458

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$1,252,381	$62,353	$2,178,016	$82,779
Cost of revenues	630,916	18,250	1,037,884	36,499
Gross Profit	621,465	44,103	1,140,132	46,280

Operating Expenses
Wages, benefits and payroll taxes	1,576,421	476,179	2,636,525	895,084
Repairs and maintenance	106	846	960	1,595
Utilities	6,705	979	11,918	2,641
Travel	23,393	64,317	84,384	111,281
Dues and subscriptions	40,007	24,385	92,239	36,743
Marketing and advertising	1,483,672	130,378	2,002,611	207,740
Professional and legal fees	1,003,732	311,792	1,745,891	780,517
Depreciation and amortization	131,045	69,331	310,194	140,784
Impairment of capitalized software	105,900	—	105,900	—
Other operating expenses	339,615	175,291	660,899	312,319
Total operating expenses	4,829,411	1,253,498	7,651,521	2,488,704

Operating Loss	(4,207,946)	(1,209,395)	(6,511,389)	(2,442,424)

Other Expense (income)
Changes in fair value of contingent consideration	(174,000)	—	(81,000)	—
Interest expense, net	292,004	678	497,251	11,123
Change in fair value of preferred stock liability and embedded derivative liability	(339,378)	—	(339,378)	—
Other expense, net	242,260	267,368	372,106	442,100
Total other expense	20,886	268,046	448,979	453,223

Net Loss from continuing operations before income taxes	(4,110,016)	(1,477,441)	(6,960,368)	(2,895,647)
Income tax (expense) benefit	—	—	—	—

Net Loss from continuing operations	(4,110,016)	(1,477,441)	(6,960,368)	(2,895,647)

Discontinued operations (Rhove)
Loss from operations of discontinued Operations	—	(871)	—	(1,710)
Income tax benefit	—	—	—	—
Loss on discontinued operations	—	(871)	—	(1,710)

Net Loss	$(4,110,016)	$(1,478,312)	$(6,960,368)	$(2,897,357)

Less: Net Loss Attributable to Non-Controlling Interests	2,038	17	1,629	(48)

Net Loss Attributable to Controlling Interests	$(4,112,054)	$(1,478,329)	$(6,961,997)	$(2,897,309)

Other comprehensive income
Foreign currency translation adjustments	(106,436)	—	(98,511)	—
Total other comprehensive loss	(106,436)	—	(98,511)	—

Comprehensive Loss Attributable to Controlling Interests	$(4,218,490)	$(1,478,329)	$(7,060,508)	$(2,897,309)

Basic loss per share
Continuing operations	$(0.08)	$(0.03)	$(0.14)	$(0.07)
Discontinued operations	$—	$—	$—	$—
Net Loss per share — basic	$(0.08)	$(0.03)	$(0.14)	$(0.07)

Diluted loss per share
Continuing operations	$(0.08)	$(0.03)	$(0.14)	$(0.07)
Discontinued operations	$—	$—	$—	$—
Net Loss per share — diluted	$(0.08)	$(0.03)	$(0.14)	$(0.07)

Weighted-average outstanding shares — basic	51,289,445	44,244,893	48,663,950	44,173,208

Weighted-average outstanding shares — diluted	51,289,445	44,244,893	48,663,950	44,173,208

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2025, and 2024 (unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	ReAlpha Tech Corp. and Subsidiaries	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity

Balance at December 31, 2023	44,122,091	$44,123	—	$—	$36,899,497	$(12,237,885)	$—	$24,705,735	$3,050	$24,708,785
Net loss	—	—	—	—	—	(1,418,980)	—	(1,418,980)	(65)	(1,419,045)
Balance at March 31, 2024	44,122,091	$44,123	—	$—	$36,899,497	$(13,656,865)	$—	$23,286,755	$2,985	$23,289,740
Net loss	—	—	—	—	—	(1,478,329)	—	(1,478,329)	17	(1,478,312)
Common stock issuance to employees & directors	201,135	201	—	—	202,945	—	—	203,146	—	203,146
Common stock issuance to Naamche acquisition	—	—	—	—	193,500	—	—	193,500	—	193,500
RTC India - non controlling interest	—	—	—	—	—	—	—	—	5	5
Balance at June 30, 2024	44,323,226	$44,324	$—	$—	$37,295,942	$(15,135,194)	$—	$22,205,072	$3,007	$22,208,079

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	ReAlpha Tech Corp. and Subsidiaries	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Gain)	Equity	Interests	Equity

Balance at December 31, 2024	45,864,503	$45,865	—	$—	$39,770,060	$(38,260,913)	$5,011	$1,560,023	$7,449	$1,567,472
Net loss	—	—	—	—	—	(2,849,942)	—	(2,849,942)	(409)	(2,850,351)
Other comprehensive loss	—	—	—	—	—	—	(11,931)	(11,931)	—	(11,931)
Common stock issuance to AiChat10X Pte.	189,679	189	—	—	(189)	—	—	—	—	—
Common stock issuance through ATM	160,879	160	—	—	231,075	—	—	231,235	—	231,235
Common stock issuance to Streeterville Capital, LLC	15,873	16	—	—	19,984	—	—	20,000	—	20,000
Stock-based compensation	—	—	—	—	78,355	—	—	78,355	—	78,355

Balance at March 31, 2025	46,230,934	$46,230	$—	$—	$40,099,285	$(41,110,855)	$(6,920)	$(972,260)	$7,040	$(965,220)
Net loss	—	—	—	—	—	(4,112,054)	—	(4,112,054)	2,038	(4,110,016)
Other comprehensive loss	—	—	—	—	—	—	(106,436)	(106,436)	—	(106,436)
Common stock issuance for warrants exercised	4,218,751	4,218	—	—	2,930,692	—	—	2,934,910	—	2,934,910
Common stock issuance for GTG acquisition	700,055	700	—	—	450,435	—	—	451,135	—	451,135
Common stock issuance to Employees	99,100	99	—	—	63,952	—	—	64,051	—	64,051
Common stock issuance to Streeterville Capital, LLC	747,607	748	—	—	369,317	—	—	370,065	—	370,065
Common stock issuance to Non- Employee	50,505	50	—	—	24,950	—	—	25,000	—	25,000
Common stock issuance through ATM	317,702	318	—	—	106,776	—	—	107,094	—	107,094
Stock-based compensation	—	—	—	—	128,937	—	—	128,937	—	128,937

Balance at June 30, 2025	52,364,654	52,363	—	—	44,174,344	(45,222,909)	(113,356)	(1,109,558)	9,078	(1,100,480)

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025, and 2024 (unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024

Cash Flows from Operating Activities:
Net Loss	$(6,960,368)	$(2,897,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261,444	140,784
Impairment of capitalized software	105,900	—
Amortization of loan discounts	242,502	—
Stock based compensation	271,343	203,146
Change in fair value of contingent consideration	(81,000)	—
Loss on extinguishment of debt	70,065	—
Change in fair value of preferred stock liability and embedded derivative liability	(339,378)	—
Non cash commitment fee expenses	250,000	250,000
Non cash marketing and advertising	1,293,991	—
Non cash compensation - GTG Financial	106,000	—
Non cash dividend payable Series A convertible preferred stock	49,548	—
Loss/(gain) on sale of properties	48,748	(31,392)
Loss/(gain) from equity method investment	2,398	(129,045)
Changes in operating assets and liabilities
Accounts receivable	(14,733)	152,829
Receivable from related parties	10,614	—
Payable to related parties	(3,563)	—
Prepaid expenses	61,946	111,883
Other current assets	(225,920)	(17,670)
Accounts payable	428,013	28,102
Accrued expenses	(216,616)	(362,159)
Deferred liabilities	37,036	—
Total adjustments	2,358,338	346,478
Net cash used in operating activities	(4,602,029)	(2,550,879)

Cash Flows from Investing Activities:
Additions to property and equipment	(27,114)	(1,245)
Proceeds from sale of property	—	78,000
Net cash paid to acquire business	349,529	786
Cash used for additions to intangible assets	(131,283)	(156,964)
Net cash provided by (used in) investing activities	191,132	(79,423)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	155,481	—
Payments of debt	(1,554,456)	(143,885)
Proceeds from issuance of common stock	3,508,490	—
Equity issuance costs	(235,251)	—
Net cash provided by (used in) financing activities	1,874,264	(143,885)

Net decrease in cash	(2,536,633)	(2,774,187)

Effect of exchange rate changes on cash	—	144

Cash - Beginning of Period	3,123,944	6,456,370

Cash - End of Period	$587,311	$3,682,327

Supplemental disclosure of cash flow information
Cash paid for interest	38,758	—

Non-Cash Investing and Financing Activities:
Preferred stock issuance - MMC transaction	5,000,000	—
Preferred stock issuance - GTG Financial	284,922	—
Deferred cash payments - GTG Financial	1,344,750	—
Common stock issuance for GTG Financial acquisition	451,135	—
Common stock issuance to Streeterville Capital, LLC	370,065	—
Common stock issuance - GTG Financial	1,287,000	—

reAlpha Tech Corp. and Subsidiaries

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

Initially, our asset-heavy operational model centered on using proprietary artificial intelligence (“AI”) tools for real estate acquisition, converting properties into short-term rentals, and offering fractional interests to investors. However, due to macroeconomic challenges such as elevated interest rates and inflated property prices, we discontinued our rental segment operations effective December 31, 2024 (see “Note 18 – Discontinued Operations” for additional information). We are now focused on developing an end-to-end homebuying platform, branded as “reAlpha.”

Utilizing the power of AI and an acquisition-led growth strategy, our goal is to offer a more affordable, streamlined experience for those on the journey to homeownership.

The Company has transitioned into a technology-driven, integrated services company, leveraging AI to enhance homebuying experience and streamline real estate transactions. At the core of the Company’s strategy is the reAlpha platform, an AI-powered solution designed to simplify the home purchase process while generating revenue through realty services, mortgage brokering services, and digital title and escrow services.

To strengthen its AI capabilities, the Company has acquired Naamche, Inc. (“U.S. Naamche”) and Naamche, Inc. Pvt Ltd. (“Nepal Naamche” and together with U.S. Naamche, “Naamche”), and AiChat Pte Ltd. (“AiChat”), expanding its software development expertise and AI-driven engagement tools.

The Company operates through its subsidiaries, including reAlpha Realty, LLC, AiChat, Debt Does Deals, LLC (f/k/a Be My Neighbor and d/b/a reAlpha Mortgage) (“reAlpha Mortgage”), Hyperfast Title LLC (“Hyperfast”) and GTG Financial, Inc. (“GTG” or “GTG Financial”) with each playing a role in the Company’s vertically integrated ecosystem. These subsidiaries enable the Company to provide real estate brokerage and closing services, which enable us to capture value across multiple stages of the transaction process.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial reporting on Form 10-Q. Accordingly, they do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 2, 2025, as amended on May 13, 2025 (the “Form 10-K”).

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements. The financial statements include the operations, assets, and liabilities of the Company. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

In accordance with ASC 326, Investments - Financial Instruments–Credit Losses (“ASC 326”) the Company applies the Current Expected Credit Losses (“CECL”) model to estimate expected credit losses over the lifetime of financial assets measured at amortized cost. The Company has determined that accounts receivable is the only financial asset subject to CECL assessment, as it does not have any loan receivables, held-to-maturity debt securities, or other financial instruments requiring CECL evaluation.

The Company’s CECL methodology incorporates historical loss experience, current economic conditions, and forward-looking adjustments to assess credit risk and expected loss reserves.

As of June 30, 2025, the Company’s accounts receivable remains fully recoverable. During the six months ended June 30, 2025, the Company collected all previously outstanding receivables attributable to AiChat, its Singapore subsidiary. As a result, the previously recorded CECL reserve of 0.05% was released. However, a new CECL provision was recorded based on updated receivables and risk profiles as of June 30, 2025.

There were changes in the Company’s credit risk exposure, CECL methodology, and/or reserve assumptions during the six months ended June 30, 2025. The updated values are as follows:

CECL
Opening balance, January 1, 2025	$62
Current-period provision for expected credit losses	59
Release of allowance for expected credit losses	(62)
Ending balance, June 30, 2025	$59

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) when control of services is transferred to the customer. On a standalone basis, the Company generates revenue by providing monthly support services to Turnit related to the myAlphie platform, a digital platform we previously developed and sold on May 17, 2023. Revenue is recognized over time as the services are performed and the customer benefits from them. We recognized rental revenue upon customer control of the assets and recorded deferred revenue for book sales until the delivery obligation was met, both in accordance with ASC 606.

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

reAlpha Mortgage, a mortgage brokerage company, complies with ASC 606 by recognizing revenue at the point of loan funding. This moment marks the transfer of control of the loan to the borrower, capturing the completion of reAlpha Mortgage’s primary service successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan is funded, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations.

GTG Financial, a mortgage brokerage company, complies with ASC 606 by recognizing revenue at the point of loan funding. This moment marks the transfer of control of the loan to the borrower, capturing the completion of GTG Financial’s primary service successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan is funded, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations.

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

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In April 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-04, Revenue from Contracts with Customers (Topic 606) and Compensation—Stock Compensation (Topic 718), which clarifies how to account for equity instruments (such as shares or RSUs) granted to customers as part of a revenue arrangement. The update aims to help entities properly reflect such transactions and avoid misclassification between marketing expenses and revenue reductions. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact this update may have on its financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topics 805 and 810) (“ASU 2025-03”), which provides guidance on identifying the acquirer in a business combination involving a variable-interest entity (“VIE”). This amendment helps ensure accurate consolidation and goodwill recognition in complex acquisition structures. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those years, with early adoption permitted. The Company does not expect this update to have a material impact in the near term, but will reassess if new VIE-related transactions occur.

Proposed Accounting Standards Updates

In April 2025, the FASB released a proposed update to ASC 815, Derivatives and Hedging (“ASC 815”), which may revise the accounting treatment of derivatives and embedded features in financial instruments by clarifying when embedded features must be separated and measured at fair value. No effective date has been announced; the Company is monitoring developments.

In March 2025, the FASB proposed changes to ASC 326 to simplify the CECL model for trade receivables and contract assets, reducing volatility and easing application for non-financial entities. This proposal is also not yet finalized; the Company will evaluate its impact once finalized.

Note 3 - Going Concern

We assess going concern uncertainty in our unaudited condensed consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital, including available loans or lines of credit, if any, to operate for a period of at least 12 months from the date our condensed consolidated financial statements are issued. As part of this assessment, based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and our ability to delay or curtail those expenditures or programs, if necessary, among other factors.

Management has reviewed our financial condition, focusing on liquidity sources and upcoming financial obligations. This assessment shows that our short-term obligations exceed the resources available under current operational plans that raise a substantial doubt about our ability to continue as a going concern for the next 12 months after the date that these unaudited condensed consolidated financial statements are issued. Recent acquisitions are expected to increase operational expenses, we anticipate that they will increase revenue streams, contributing positively to our financial outlook. We believe these acquisitions will enhance product offerings and market reach, which we anticipate will drive higher revenue in the coming months. However, the revenue from our recent acquisitions and from our technology platforms do not yet offset our current obligations and expenses. Management anticipates continuing operating losses for the next 12 months due to growth initiatives, management expects to continue raising capital through additional debt and/or equity financings to fund its operations. We also recently raised $7 million in gross proceeds in July 2025 in connection with two offerings and a concurrent private placement of our securities (see “Note 19 – Subsequent Events” for more information). While the majority of the proceeds raised in the July 2025 offerings were allocated to repaying the outstanding balance of the Note (as defined below) in full (see “Note 8 – Notes Payable” for more information), management believes that the recent capital raise and expectations that it will be able to continue to raise capital will effectively mitigate the conditions that raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2025, the Company had approximately $0.58 million in cash.

Note 4 - Business Combinations

For comprehensive information regarding acquisitions completed in the fiscal year ended December 31, 2024, please refer to “Note 5 – Business Combinations” included in the Form 10-K.

Acquisition of GTG Financial, Inc.

In connection with the acquisition of GTG Financial completed on February 20, 2025, the Company was contractually obligated under the Stock Purchase Agreement to issue shares of common stock valued at approximately $1.29 million. The number of shares of common stock was determined based on the 7-day volume-weighted average price (“VWAP”) of the Company’s common stock as reported on Nasdaq prior to the closing date. Based on a VWAP of $1.84, the Company issued 700,055 shares on April 28, 2025, to satisfy this obligation. In accordance with ASC 505 Equity, equity-classified instruments are recorded at fair value on the date of issuance. As a result, the preliminary purchase price allocation, previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, was updated as of June 30, 2025, to reflect a measurement period adjustment of $835,866, resulting in a corresponding reduction to goodwill.

Note 5 - Property and Equipment, Net

1. Property and equipment consisted of the following as of June 30, 2025.

				Accumulated	Net
	Cost	Addition	Disposal	Depreciation	Book Value
Computer	$96,152	$17,988	—	(72,857)	$41,283
Furniture and fixtures	24,861	1,285	—	(16,101)	10,045
Vehicles	72,036	—	(48,748)	(23,288)	—
Total investment in property and equipment	$193,049	$19,273	$(48,748)	$(112,246)	$51,328

2.  Property and equipment consisted of the following as of December 31, 2024.

		Accumulated	Net
	Cost	Depreciation	Book Value
Computer	$69,269	$(50,648)	$18,621
Furniture and fixtures	53,021	(24,380)	28,641
Vehicles	73,969	(18,593)	55,376
Total investment in property and equipment	$196,259	$(93,621)	$102,638

The Company recorded depreciation expense of $8,380 and $17,781 for the three and six months ended June 30, 2025, respectively, and $69,331 and $140,784 for the three and six months ended June 30, 2024, respectively.

Note 6 - Capitalized Software Development Costs, Work In Progress

The Company adheres to ASC 350-40, Intangibles – Goodwill and Other, Internal-Use Software (“ASC 350”) for the capitalization of software development costs. During the six months ended June 30, 2025, the Company impaired the carrying amount of capitalized software due to the lack of further development thereof and such software becoming obsolete.

	June 30, 2025				Dec 31, 2024
	Gross carrying amount	Additions	Impaired	Net carrying value	Gross carrying amount	Additions	Impaired	Reclassified to intangibles and expenses	Net carrying value
Capitalized software development costs, work in progress	$105,900	$—	$(105,900)	$—	$839,085	$516,544	$(202,968)	$(1,046,761)	$105,900
Total	$105,900	$—	$(105,900)	$—	$839,085	$516,544	(202,968)	$(1,046,761)	$105,900

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

Changes in the carrying amount of goodwill during the six months ended June 30, 2025, were as follows:

	Technology Services	Rental Business	Total
Balance at January 1, 2025	$4,211,166	$—	$4,211,166
Goodwill acquired, GTG Financial	2,799,523	—	2,799,523
Goodwill measurement period adjustment (1)	(838,771)	—	(838,771)
Balance at June 30,2025	$6,171,918	$—	$6,171,918

(1)

The goodwill measurement period adjustment includes (i) a reduction of $835,866 related to the GTG Financial acquisition primarily due to the finalizing of the equity issuance valuation, and (ii) a reduction of $2,905 related to the reAlpha Mortgage acquisition resulting from updated purchase price allocation estimates.

	December 31, 2024
	Technology Services	Rental Business	Total
Balance at January 1, 2024	$—	$17,337,739	$17,337,739
Goodwill acquired, net of purchase price adjustments	4,072,728	—	4,072,728
Goodwill impairment	—	(17,337,739)	(17,337,739)
Goodwill measurement period adjustment	138,438	—	138,438
Balance at December 31, 2024	$4,211,166	$—	$4,211,166

The components of intangible assets, all of which are finite-lived, are as follows:

	June 30, 2025
	Opening balance	Additions	Impaired	Amortization	Net carrying value
Definite-life Intangibles:
Developed technology	$1,540,510	$131,283	$—	$(176,236)	$1,495,557
Trademarks and trade names	1,669,283	—	—	$(63,762)	1,605,521
Customer relationships	75,613	—	—	$(4,608)	71,005
Total	$3,285,406	$131,283	$—	$(244,606)	$3,172,083

The Company recorded amortization expense of $124,604 and $244,605 for the three and six months ended June 30, 2025, respectively, and $64,430 and $128,861 for the three and six months ended June 30, 2024, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2025:

Years Ending December 31:	Amount
2025 (remaining period)	251,727
2026	503,453
2027	503,453
2028	503,453
2029	347,678
Thereafter	1,062,319
Total	$3,172,083

The Company performed an interim goodwill impairment test as of June 30, 2025, and determined that the carrying amount of goodwill did not exceed its fair value, indicating no impairment was present.

Note 8 - Notes Payable

The Company had the following outstanding notes payable as of June 30, 2025, and December 31, 2024:

a. Summary of Notes payable:

	June 30,	December 31,
	2025	2024
Secured promissory note to Streeterville Capital, LLC, $435,000 original issue discount	$5,455,000	$5,455,000
Less: Repayment (cash and shares of common stock)	(1,410,000)	—
Less: Unamortized debt issuance costs and original issue discount	(303,122)	(545,624)
Total notes payable	3,741,878	4,909,376
Notes payable, current, net of discount	—	—
Total notes payable – current- net of discount	$3,741,878	$4,909,376

As of June 30, 2025, accrued interest under that certain outstanding secured promissory note (the “Note”) issued to Streeterville Capital, LLC (“Streeterville”) on August 14, 2024, was $ 376,422, compared to $166,111 as of December 31, 2024. As of June 30, 2025 and December 31, 2024, unamortized debt issuance and original issue discount were reflected within long-term liabilities on the condensed consolidated balance sheets, netted with the notes payable.

On June 9, 2025, the Company received a redemption notice from Streeterville for a redemption amount of $300,000. According to an exchange agreement entered into on the same date, the Company and Streeterville agreed to satisfy the redemption amount entirely through the issuance of 747,607 shares of common stock at an effective price of $0.4013 per share. In connection with this exchange, the Company and Streeterville partitioned a new secured promissory note in the original principal amount of $300,000 and immediately exchanged the note for the shares of common stock. Total repayments of $1,410,000 (including the $300,000 partitioned note) were made during the period from April 1, 2025 to June 30, 2025. The outstanding balance remains classified as current and, net of unamortized debt issuance costs and original issue discount, totals $3,741,878 as of June 30, 2025.

On July 23, 2025, the Company repaid the outstanding balance under the Note in full using cash on hand, including proceeds from the Company’s recent equity offerings (see “Note 19 - Subsequent Events” for more information). Such repayment was in the amount of approximately $4,466,202 (inclusive of a 9% prepayment penalty) and fully satisfied all amounts due under the Note. As a result of this repayment in full, the Company has extinguished the financial obligation associated with the Note and the Note has been cancelled.

Note 9 - Related Party Transactions

Loans from Related Parties

During the six months ended June 30, 2025, the Company entered into related party loan transactions with AiChat’s Chief Executive Officer and director, Kester Poh, board member Balaji Swaminathan, and Sea Easy Capital Ltd. (“SEA”). AiChat has a financing arrangement with SEA, a Singapore-based entity that the spouse of Balaji Swaminathan, a member of the Company’s board of directors, controls by virtue of her ownership or control of a majority (51%) of the capital stock of SEA. Mr. Swaminathan also serves on the advisory board of SEA. All loans were provided on terms consistent with those offered to unrelated third parties.

As of June 30, 2025, the Company had outstanding related party loans from three parties as described above. The loan from Mr. Poh to AiChat had an outstanding balance of approximately $104,028, consisting of $86,562 in principal and $17,466 in accrued interest. The loan from Mr. Swaminathan had an outstanding balance of approximately $49,113, including $48,613 in principal and $500 in accrued interest. The loans to AiChat from SEA’s financing arrangement had an outstanding balance of approximately $177,646, comprised of $156,778 in principal and $20,868 in accrued interest.

a. Summary of Short-Term Loans to Related Parties

	Average Interest Rate as of June 30, 2025	June 30, 2025	December 31, 2024
Term Loan Facility	12.07%	$293,580	$277,307
Less: Interest Reserve		(35,341)	(15,321)
Total Debt		$258,239	$261,986

b. Summary of Other Long-Term Loans to Related Parties

	Maturity Year	Average Interest Rate as of June 30, 2025	June 30, 2025	December 31, 2024
Term Loan Facility	2026	6.9%	$26,007	$54,881
Less: Interest Reserve			(3,493)	(9,829)
			$22,514	$45,052

Note 10 – Short-Term Loans Unrelated parties

Short-term loans primarily consist of multiple term loan facilities obtained by AiChat, carrying an average interest rate of approximately 8.9%. These facilities were entered into to support AiChat’s operating and working capital requirements. Additionally, short-term loans include a separate facility utilized by the Company to finance premiums related to directors’ and officers’ insurance coverage.

Short-term loan balances as of June 30, 2025, and December 31, 2024, are summarized as follows:

	Average Interest Rate as of June 30, 2025	June 30, 2025	December 31, 2024
Term Loan Facility	8.9%	$282,191	$388,819
D&O Insurance		50,229	150,688
Less: Interest Reserve		(7,764)	(20,354)
Total Debt		$324,656	$519,153

Note 11 - Deferred Liabilities, Current Portion

Deferred liabilities primarily consist of deferred revenue related to AiChat and deferred consideration from the GTG Financial acquisition. The deferred revenue reflects the net amount of revenue recognized and new deferrals during the period, representing the contract liabilities for amounts billed in advance of performance. These amounts are recognized as revenue over time as the related services are delivered in accordance with the terms of the customer agreements. The deferred consideration represents the remaining obligation payable in connection with the Company’s acquisition of GTG Financial and is expected to be settled in future periods.

The Company’s deferred liabilities as of June 30, 2025, and December 31, 2024, are summarized as follows:

	Gross carrying amount	Additions/(payments)	Net carrying value
Balance as on December 31, 2024	$1,534,433		$1,534,433
Deferred Revenue - AiChat	—	37,036	37,036
Deferred Consideration – GTG Financial.	—	1,344,750	1,344,750
Balance as on June 30, 2025	$1,534,433	$1,381,786	$2,916,219

Note 12 – Embedded Derivative Liability

As described in “Note 12 – Embedded Derivative Liability” to the unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, the Company bifurcated and recorded embedded derivative liabilities in connection with the issuance of Series A Preferred Stock related to the GTG Financial acquisition and the Mercurius Media Capital LP (“MMC”) media-for-equity transaction. These derivative liabilities represent the fair value of the shortfall settlement features embedded in the agreements relating to the issuance of Series A Preferred Stock to GTG Financial and MMC, pursuant to which the Company is required to settle in cash or additional shares of common stock if the value of conversion shares upon automatic conversion of the Series A Preferred Stock is less than the paid consideration for such shares of Series A Preferred Stock.

The derivative liabilities are classified as Level 3 within the fair value hierarchy and are measured at fair value using the Black-Scholes option pricing model. The fair values of the derivative liabilities are remeasured at each reporting date, with changes in fair value recognized in earnings.

As of June 30, 2025, the derivative liabilities recorded in connection with the GTG Financial acquisition and the MMC transaction were approximately $253,134 and $4,492,500, respectively, resulting in a combined fair value of $4,745,634. A total increase in fair value of $215,204 from the prior quarter was recognized in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2025, the Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model with the following key assumptions:

Inputs	GTG	MMC
Common stock price	$0.31	$0.31
Risk-free interest rate	3.68%	3.68%
Expected volatility	195%	195%
Dividend yield	3.00%	3.00%
Expected term	2.65 years	2.69 years

	Amount	Change in fair value	Net Amount (as of June 30, 2025)
Balance as on December 31, 2024	—		—
Embedded Derivative Liability – GTG acquisition	225,430	27,704	253,134
Embedded Derivative Liability – MMC transaction	4,102,500	390,000	4,492,500
Balance as on June 30, 2025	$4,327,930	$417,704	$4,745,634

Note 13 - Preferred Stock Liability

In connection with the acquisition of GTG Financial and the transaction with MMC, the Company issued a total of 264,063 shares of Series A Preferred Stock with a stated value of $20 per share. The agreements pursuant to which these shares of Series A Preferred Stock were issued subject these shares to certain conversion features, including a shortfall settlement feature, whereby the Company may be required to pay cash or issue shares of common stock if the aggregate value of the conversion shares issuable upon the automatic conversion of the Series A Preferred Stock is less than the paid consideration for such shares of Series A Preferred Stock.

In accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, the Company bifurcated the value of the issued Series A Preferred Stock between (i) the liability component of the Series A Preferred Stock and (ii) an embedded derivative liability representing the fair value of the shortfall settlement feature. The classification was based on the fact that the instruments obligate the Company to potentially settle the conversion at a fixed monetary value through a variable number of shares of common stock, which does not meet the criteria for equity classification.

As of June 30, 2025, the bifurcated values are as follows:

	Gross Amount	Change in fair value	Net value
Balance as on December 31, 2024	—		—
Preferred stock liability – GTG Financial acquisition	59,492	(43,860)	15,632
Preferred stock liability – MMC transaction	897,500	(713,223)	184,277
Accrued interest on preferred stock	185	49,364	49,549
Balance as on June 30, 2025	$957,177	$(707,719)	$249,458

These instruments are classified as liabilities under U.S. GAAP due to redemption features and shortfall settlement provisions associated with the Series A Preferred Stock issued in connection with the acquisition of GTG Financial and the MMC transaction. The liability classification reflects the presence of an embedded derivative feature under applicable accounting guidance and is therefore not included in the diluted earnings per share (“EPS”) calculation. The Series A Preferred Stock and its embedded derivative liability were excluded from the diluted EPS calculation as their inclusion would have been anti-dilutive, consistent with ASC 260, Earnings per Share.  (“ASC 260”)

Note 14 - Other Long-Term Loans

Other Long-Term Loans consisted of the following as of June 30, 2025, and December 31, 2024:

a. Summary of Other Long-Term Loans to Unrelated Parties

AiChat has obtained multiple long-term loans from external lenders at an average interest rate of 6.5%. These loans support general operating needs and carry varying repayment terms. The balance also includes a vehicle loan related to a Naamche-owned vehicle that was sold during the period, resulting in a loss of $48,188 recognized in the statement of operations.

	Maturity Year	Average Interest Rate as of June 30, 2025	June 30, 2025	December 31, 2024
Term Loan Facility	2024-2028	6.5%	$164,595	$210,866
Vehicle Loan	2029	11%	—	48,188
Less: Interest Reserve			(11,670)	(17,933)
			$152,925	$241,121

Note 15 - Stockholders’ Equity (Deficit)

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share; and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share, of which 1,000,000 shares have been designated as Series A Preferred Stock. As of June 30, 2025, there were 52,364,654 shares of common stock and 264,043 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2024, there were 45,864,503 shares of common stock and 0 shares of preferred stock issued and outstanding.

Stock Based Compensation

Equity Incentive Plan

We maintain the reAlpha Tech Corp. 2022 Equity Incentive Plan (as amended, the “2022 Plan”), under which we may grant awards to our employees, officers and directors, and certain other service providers. The compensation committee of our board of directors administers the 2022 Plan. The 2022 Plan permits grants of awards to eligible employees, officers, directors and certain other service providers. The aggregate number of shares of common stock that may be issued under the 2022 Plan may not exceed 4,000,000 shares of common stock, of which 2,891,118 remain available for issuance as of June 30, 2025. During the three months ended June 30, 2025, we issued 99,100 shares of common stock to employees under the 2022 Plan.

All of our current employees, officers, directors and certain other service providers are eligible to be granted awards under the 2022 Plan. The board of directors determines eligibility for awards under the 2022 Plan at its discretion.

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

Restricted Stock Units

The Company measures compensation cost for all stock-based awards granted to employees, directors, and certain other service providers based on the grant-date fair value of the award by ASC 718, Compensation – Stock Compensation (“ASC 718”). The fair value of restricted RSUs is based on the closing market price of the Company’s common stock on the date of grant. The Company accounts for stock-based compensation by ASC 718. For awards with graded vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, treating the award as, in substance, multiple awards, in accordance with ASC 718. This method results in a front-loaded expense pattern that aligns more closely with the vesting schedule of the award.

For each fiscal quarter of 2025, the Company’s executive officers will be granted RSUs with a value of $62,500 to each of the Company’s executive officers based on the closing price of the Company’s common stock 30 calendar days after the end of each quarter.

During the six months ended June 30, 2025, the Company granted 840,743 RSUs under the 2022 Plan to its executive officers and certain employees, 50,000 of which RSUs were forfeited in connection with the termination of an employee of the Company. These awards are subject to time-based vesting, with 100% of the RSUs vesting over a two-year period from the date of grant, subject to continued service and other terms and conditions.

Summary of RSU activity for the six months ended June 30, 2025 follows:

	Number of RSUs	Weighted Average Grant Price
Balance as on December 31, 2024	—	—
RSUs granted	840,743	1.40
RSUs forfeited	(50,000)	1.40
Balance as on June 30, 2025	790,743	1.40

Ending balances for the 2022 Plan as of June 30, 2025 and December 31, 2024, is as follows:

	June 30, 2025	December 31, 2024
Reserved but unissued shares under the 2022 Plan	3,780,961	-
Outstanding restricted stock units	(790,743)	3,780,961
Reserved but unissued shares at end of period	2,990,218	3,780,961

None of the RSUs granted under the 2022 Plan as of June 30, 2025 vested during the six months ended June 30, 2025. The RSUs were excluded from the diluted earnings per share calculation for the period ended June 30, 2025, as their inclusion would have been anti-dilutive under ASC 260.

Warrants

Additional details regarding the initial classification and terms of the Warrants (as defined below) are provided in Note 14 to the consolidated financial statements included in the Form 10-K.

On April 6, 2025, in connection with the Company’s warrant inducement transaction, the Company entered into inducement letter agreements with certain holders of its existing warrants dated November 21, 2023 (the “Follow-On Warrants”), under which those holders agreed to exercise their warrants for cash at a reduced exercise price of $0.75 per share. In exchange, the Company agreed to issue new warrants to purchase 8,437,502 shares of common stock, which issuance of shares of common stock underlying such warrants was subject to stockholder approval thereof, and which stockholder approval was obtained. The warrant inducement transaction resulted in the issuance of 4,218,751 shares of common stock and gross proceeds of approximately $3.1 million and closed on April 8, 2025. In addition, the Company reduced the exercise price of Follow-On Warrants held by non-participating holders from $1.44 to $0.75 for the remainder of such warrants’ term. The Company accounted for the warrant inducement transaction in accordance with ASC 815-40. Under this guidance, the warrant inducement transaction was treated as a modification of equity-classified instruments, and the excess fair value of the new warrants issued, amounting to $515,307, was charged to additional paid-in capital as an equity issuance cost. The average market price of the Company’s common stock during the period from April 1, 2025 to June 30, 2025, as reported on Nasdaq, was approximately $0.57, which is below the $0.75 exercise price of the warrants. As a result, the warrants were out-of-the-money and excluded from the diluted EPS calculation.

The warrants issued to GEM Yield Bahamas Limited (“GYBL”) in October 2023 (the “GEM Warrants,” and together with the Follow-On Warrants, the “Warrants”) in connection with that certain Share Purchase Agreement, dated as of December 1, 2022 (the “GEM Agreement”), by and among us, GYBL, and GEM Global Yield LLC SCS (“GEM Yield”, and together with GYBL, “GEM”), remain classified as equity instruments. The Company is currently involved in litigation regarding the enforceability and adjustment provisions of the GEM Warrants. As of June 30, 2025, no reclassification or adjustment to the exercise price of the GEM Warrants has been made.

As part of a best-efforts public offering completed on July 18, 2025, the Company issued Series A-1 and Series A-2 warrants (one of each per share of common stock issued), each exercisable into up to 13,333,334 shares at $0.15 per share. The Series A-1 warrants expire five years, and the Series A-2 warrants expire twenty-four months, after the effective date of stockholder approval for the issuance of the shares underlying such warrants. In connection with this offering, the Company also issued warrants to the placement agent or its designees (the “Placement Agent Warrants”), H.C. Wainwright & Co., LLC (“Wainwright”), to purchase up to 666,667 shares at $0.1875 per share. These Placement Agent Warrants will become exercisable beginning on the effective date of stockholder approval for the issuance of the shares underlying such warrants (see “Note 19 – Subsequent Events”).

Additionally, on July 22, 2025, in a private placement concurrent with a registered direct offering, the Company issued unregistered warrants to purchase up to 14,285,718 shares at $0.35 per share which are immediately exercisable and have a term of five years from the effective date of registration statement registering the shares of common stock issuable upon exercise of such warrants. In connection with the registered direct offering, the Company issued Placement Agent Warrants to Wainwright or its designees to purchase up to 714,286 shares of common stock at $0.4375 per share. These Placement Agent Warrants are immediately exercisable upon issuance (see “Note 19 – Subsequent Events”).

Warrant activity, as of June 30, 2025 was as follows:

	Issue date	Contractual life (years)	Warrants Outstanding	Warrants Exercised	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
GEM Warrants Issued on October 23, 2023	10/23/2023	5	1,700,884	—	1,700,884	371.9	3.31
Follow-on Warrants Issued on November 21, 2023	11/21/2023	5	8,333,333	(4,218,751)	4,114,582	0.75	3.39
Additional Warrants Issued on April 6, 2025	04/06/2025	3.7	8,437,502	—	8,437,502	0.75	3.47
Warrants outstanding on June 30, 2025			18,471,719	(4,218,751)	14,252,968	34.93	3.42

Rights

As previously disclosed, the Rights granted in connection with the Rhove acquisition expired unexercised on March 24, 2025, and are no longer outstanding as of June 30, 2025.

Shelf Registration on Form S-3

On November 26, 2024, the Company’s shelf registration statement on Form S-3 (File No. 333-283284) was declared effective by the SEC (the “Form S-3”). This registration statement permits the Company to offer and sell, from time to time, common stock, preferred stock, warrants, subscription rights, and units in one or more offerings, subject to market conditions and applicable regulatory requirements.

On December 19, 2024, the Company entered into an At the Market (“ATM”) Sales Agreement with A.G.P./Alliance Global Partners (“A.G.P.”) (the “AGP Sales Agreement”), allowing it to offer and sell common stock with an aggregate offering price of up to $14,275,000. The AGP Sales Agreement was terminated effective March 29, 2025. During the six months ended June 30, 2025, the Company issued 160,879 shares under this program at a weighted-average price of $1.44 per share, for gross proceeds of approximately $231,235. After deducting sales commissions and offering expenses of $6,937, net proceeds totaled approximately $224,298, which were used to fund working capital and general corporate purposes. There were no issuances under the AGP Sales Agreement during the fiscal year ended December 31, 2024.

Following the termination of the ATM program with A.G.P. and related AGP Sales Agreement, on April 2, 2025, the Company entered into an At-The-Market Offering Agreement with Wainwright, permitting the sale of shares of common stock having an aggregate offering price of up to $7,650,000. During the three months ended June 30, 2025, the Company issued 317,702 shares under this ATM program, generating net proceeds of $107,094 after deducting commissions and offering expenses of $6,099.

Note 16 - Commitments and Contingencies

GEM Agreement

Pursuant to the terms of the GEM Agreement, we are required to indemnify GEM for any losses it incurs as a result of a breach by us or of our representations and warranties and covenants under the GEM Agreement or for any misstatement or omission of a material fact in a registration statement registering those shares pursuant to the GEM Agreement. Also, GEM is entitled to be reimbursed for legal or other costs or expenses reasonably incurred in investigating, preparing, or defending against any such loss. To date, we have not raised any capital pursuant to the GEM Agreement and we may not raise any capital pursuant to the GEM Agreement prior to its expiration. Restrictions pursuant to terms of our future financings may also affect our ability to raise capital pursuant to the GEM Agreement. The Company cannot reasonably estimate the potential losses, if any, with respect to the GEM Agreement or the related litigation.

GTG Financial Acquisition Agreement

As part of the acquisition of GTG Financial, the Company agreed to pay deferred cash consideration totaling $1,344,750 in three tranches over a six-month period following the closing. As of June 30, 2025, the first scheduled payment had not yet been made. Under the terms of that certain Stock Purchase Agreement entered in connection with the acquisition of GTG Financial, dated as of February 20, 2025, Glenn Groves, the seller has the right to request payment, but no such demand or notice of breach has been issued. The Company is in ongoing discussions with the seller and continues to assess the timing of the payment in accordance with the contractual terms.

Indemnification Agreements

The Company maintains indemnification agreements with our directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

Contingent Consideration and Compensation

The Company is party to acquisition-related agreements with former owners of Naamche and reAlpha Mortgage, which include contingent consideration arrangements based on the achievement of certain financial milestones. The terms of these arrangements were previously disclosed on “Note 16 – Commitments and Contingencies” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. and remains unchanged.

The contingent consideration liabilities are measured at fair value each reporting period, with changes recognized in earnings. During the six months ended June 30, 2025, the Company recorded a $81,000 gain related to an increase in the fair value of the contingent consideration associated with the reAlpha Mortgage acquisition. No payments were made under these arrangements during the period.

Acquisition Agreement – GTG Financial

On February 20, 2025, the Company completed the acquisition of GTG Financial, a mortgage brokerage, for total consideration of up to $4.2 million, which includes equity, deferred cash payments, and performance-based earn-out payments. The earn-out is based on the achievement of specified revenue and EBITDA targets over three years and may be settled in cash or stock at the Company’s discretion. As of June 30, 2025, the Company recorded the fair value of the contingent consideration at $1,959,000, classified as a Level 3 liability under the fair value hierarchy. The valuation was based on unobservable inputs, including internal revenue forecasts, and was developed using the scenario-based simulation method with support from a third-party valuation specialist.

As of June 30, 2025, the Company’s contingent consideration liabilities and non-current balances were as follows:

	As of June 30, 2025
	Contingent consideration at Purchase Date	Consideration Paid	Changes in Fair Value	Contingent Consideration
Level 3:
Contingent consideration, non-current - Naamche	$137,000	$—	$—	$137,000
Contingent consideration, non-current - GTG Financial	954,000	—	—	$954,000
Contingent consideration, non-current - reAlpha Mortgage	949,000	—	(81,000)	$868,000
Total contingent consideration	$2,040,000	$—	$(81,000)	$1,959,000

Legal Matters

GEM Yield Bahamas Limited Litigation

On November 1, 2024, we filed a lawsuit against GYBL in the United States District Court for the Southern District of New York (the “Court”), under which we asserted two causes of action: (i) rescission of the GEM Warrants issued to GYBL under the GEM Agreement, by and among us, GYBL and GEM Global Yield LLC SCS, under Section 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement. Following a motion to dismiss filed by GYBL on January 17, 2025, the Court granted such motion to dismiss on March 14, 2025. On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The briefing schedule at the Second Circuit is being held in abeyance in order to allow two previously filed appeals, filed by two other public companies on identical issues against other similar investors, be resolved first. However, if and when the appellate briefing moves forward, there is no assurance that it will be successful.

Additionally, following the Court’s grant of GYBL’s motion to dismiss our lawsuit, GYBL filed a separate lawsuit against us, in which GYBL is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. On June 9, 2025, we filed a motion to dismiss this lawsuit from GYBL. GYBL responded to our motion to dismiss on June 23, 2025 asserting that our motion to dismiss should be denied, or, in the alternative, GYBL should be given leave to further amend its complaint. On June 30, 2025, the Company filed a reply in support of its motion to dismiss.

Note 17 - Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosure of significant segment expenses included in the reported measure of segment profit or loss and regularly provided to the Chief Operating Decision Maker (the “CODM”). It also requires disclosure and a description of the composition of other amounts by reportable segment, disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods and disclosure of the CODM’s title and process for assessing a reportable segment’s profit or loss. The new guidance was effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024, noting no material impact on its consolidated financial statements.

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented at a consolidated level on a recurring basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s operations are organized into one operating and one reportable segment, technology services. This segment includes mortgage, real estate, and technology product lines that, although discussed separately and may exhibit counter-cyclical trends, are managed and reported together.

The CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the Consolidated Statement of Operations, which as the segment measure of profit and loss that is based on GAAP, is the required segment measure.

The CODM reviews these measures (i) to evaluate the Company's operating results and the effectiveness of business strategies, and (ii) internally as benchmarks to compare the Company's performance to its competitors. Additionally, the Company believes these measures are important to evaluate the performance and profitability of our products, individually and in the aggregate.

The CODM does not review segment assets and segment expenses at a level different than what is reported in the Company’s consolidated balance sheet and consolidated statement of operations.

Note 18 - Discontinued Operations

There have been no changes to the Company’s discontinued operations since the filing of the Form 10-K. As previously disclosed, during the year ended December 31, 2024, the Company made a strategic decision to fully discontinue the operations through its previously acquired subsidiary, Roost Enterprises, Inc. (“Rhove”), which previously operated under the rental business segment. This decision was made due to the lack of future revenue potential and the absence of funding to further develop the platform.

As of June 30, 2025, the operations under which Rhove operated continues to be classified as a discontinued operation under ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

The following table provides details of the discontinued operations as of June 30, 2025, and December 31, 2024:

Rhove Related Assets	June 30, 2025	December 31, 2024 (transferred to reAlpha)
Current Assets
Cash	$—	$3,455
Other Current Assets	53,476	53,476
	$53,476	$56,931
Current Liabilities
Accounts payable and other accrued liabilities
Other Current liabilities
Total liabilities - Rhove	$—	$—

The following table represents the statement of operations for discontinued operations as of each reporting period:

	For the Period Ended	For the Period Ended
	June 30, 2025	June 30, 2024

Revenues	$—	$—
Cost of revenues	—	—
Gross Profit	—	—

Discontinued Operating Expenses
Dues and subscriptions	—	—
Professional and legal fees	—	—
Other operating expenses	—	(1,710)
Total operating expenses	—	(1,710)

Discontinued Operating Loss	—	(1,710)

Net Loss from discontinued operations before income taxes	—	(1,710)

Note 19 - Subsequent Events

Subsequent to June 30, 2025, we issued 2,474,402 shares of our common stock through the ATM program with Wainwright, resulting in net proceeds of approximately $837,664.

On July 2, 2025, the Company received a redemption notice from Streeterville for a redemption payment in the amount of $350,000. In connection therewith, the Company entered into an Exchange Agreement with Streeterville, under which the Company agreed to fully satisfy a redemption payment of $350,000 under the Note by issuing 1,267,656 shares of common stock at an effective price of $0.2761 per share, in lieu of cash. In connection with the Exchange Agreement, the Company and Streeterville agreed to (i) partition a new secured promissory note in the principal amount of $350,000 (the “Partitioned Note”) and reduce the outstanding balance of the original note by the same amount, and (ii) exchange the Partitioned Note for the delivery of the common stock (the “Exchange”). Following the Exchange, the remaining outstanding balance of the original note was reduced to approximately $4,080,171.

On July 18, 2025, the Company completed a best-efforts public offering of 13,333,334 shares of common stock, together with Series A-1 and Series A-2 warrants (one of each issued per share of common stock sold), at a combined offering price of $0.15 per share and accompanying warrants. The offering generated gross proceeds of approximately $2.0 million and net proceeds of approximately $1.56 million, after deducting placement agent fees and other offering-related expenses. Each Series A-1 and Series A-2 warrant entitles the holder to purchase one share of common stock at an exercise price of $0.15 per share. The warrants become exercisable upon the effectiveness of stockholder approval for the issuance of the underlying shares. The Series A-1 warrants will expire five years after the stockholder approval date, while the Series A-2 warrants will expire twenty-four months after such date.

In connection with this offering, the Company also issued Placement Agent Warrants to the placement agent, Wainwright, or its designees, to purchase up to 666,667 shares of common stock representing 5.0% of the shares sold in the offering. The Placement Agent Warrants have an exercise price of $0.1875 per share, will become exercisable upon the effectiveness of stockholder approval for the issuance of the underlying shares and will expire five years from the commencement of sales in such offering.

On July 22, 2025, the Company completed a registered direct offering of 14,285,718 shares of its common stock, as well as a concurrent private placement of unregistered common stock warrants exercisable into an equal number of shares of common stock with an exercise price of $0.35 per share (the “RDO Warrants”). The RDO Warrants are immediately exercisable upon issuance and expire after the fifth anniversary of the effective date of the registration statement covering the resale of shares of common stock issuable upon exercise of the RDO Warrants. This registered direct offering and concurrent private placement raised gross proceeds of $5.0 million and net proceeds of $4.5 million, after deducting placement agent fees and offering-related expenses. In connection with this offering, the Company also issued Placement Agent Warrants to Wainwright or its designees to purchase up to 714,286 shares of common stock, representing 5.0% of the shares sold in the offering. These Placement Agent Warrants have an exercise price of $0.4375 per share, are immediately exercisable upon issuance and will expire five years from the commencement of sales in such offering.

On July 23, 2025, the Company fully repaid and extinguished its secured promissory note issued to Streeterville, which had an initial principal of $5,455,000 and a maturity date of February 14, 2026. The repayment amount, which totaled approximately $4,466,202 (inclusive of a 9% prepayment penalty), was repaid using cash on hand and proceeds from the Company’s recent equity offerings described above. In connection with the Company’s repayment of the Note in full, the Company received a certificate from Streeterville reflecting its full repayment and release of obligations confirming that the Company has satisfied all of its obligations under the Note and that Streeterville has released the Company and its subsidiaries from any further obligations or liabilities related to the Note and the Note Purchase Agreement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q, or this “report,” contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	Our limited cash, history of losses, and our expectation that we will continue to experience operating losses and negative cash flows in the near future;

●	Our ability to raise capital and to continue as a going concern;

●	We are employing a business model with a limited track record, which makes our business difficult to evaluate;

●	Our technology that is currently being developed may not yield expected results or be delivered on time;

●	Failure to integrate any acquisitions successfully;

●	We intend to utilize a significant amount of indebtedness and raise capital through equity offerings for the operation of our business;

●	The implementation of AI into our technologies may prove to be more difficult than anticipated;

●	The real estate and real estate technology industries in which we participate are highly competitive, and we may be unable to compete successfully with our current and/or future competitors;

●	Our business depends significantly on the health of the U.S. residential real estate industry and changes in general economic conditions;

●	Our ability to retain our executive officers and other key personnel;

●	Our ability to attract or retain customers and users of our technologies; and

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our audited financial statements and related notes included in our Form 10-K (as defined above). In addition to historical information, this discussion and analysis here and throughout this report contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Form 10-K.

Business Overview

We are a real estate technology company developing an end-to-end homebuying platform, which we have named reAlpha (hereinafter referred to as the “reAlpha platform”). Our goal is to offer through our AI-powered platform a more affordable, streamlined experience for those on the journey to homeownership. The reAlpha platform integrates AI-driven tools to offer, among others, tailored property recommendations, an intuitive visual interface, and certain services, including realty services, mortgage brokering services, and digital title and escrow services within the platform. We developed the reAlpha platform as a commitment to eliminate traditional barriers to home ownership and make it more accessible and transparent.

We operate an integrated homebuying technology platform designed to simplify and streamline the home purchase process. The reAlpha platform supports buyers with key tasks such as mortgage pre-approval, booking property tours, submitting offer letters, and closing transactions. It also provides detailed market insights and comprehensive property data tailored to users’ areas of interest. Central to the reAlpha platform is “Claire,” a proprietary AI agent powered by large language models that educates users on the homebuying process, answers questions, and guides them through each step via a user-friendly, 24/7 web and iOS interface. The technology is complemented by licensed professionals, namely real estate agents operating through reAlpha Realty, LLC, the Company’s in-house brokerage, on a no obligation basis, and licensed loan officers operating through reAlpha Mortgage and GTG Financial. Homebuyers using our realty services can receive a commission rebate at closing, up to 75% of any buy-side brokerage commissions paid, when they utilize all three services (realty services, mortgage brokering services, and digital title and escrow services). Currently, the full reAlpha platform is only available for homebuyers in Florida. However, two of the three services are offered to homebuyers in 4 U.S. states, and mortgage brokering services are available to homebuyers in 30 U.S. states, including our recent expansion into Utah. We plan to expand our capabilities nationwide by the end of 2026, subject to factors such as acquiring and maintaining necessary real estate and mortgage licenses in all 50 U.S. states and D.C., securing additional multiple listing service data, executing effective national marketing campaigns, and building scalable technology infrastructure.

We are continuously working to commercialize, enhance and refine our AI technologies and the reAlpha platform to continue generating technology-derived revenue. Further, as part of our growth strategy, we intend to continue identifying and acquiring companies that are complementary to our business, and we intend to generate revenue from integrating such acquired companies and their capabilities into our business and our reAlpha platform. To advance such strategy, since the beginning of 2024 we have announced the acquisitions of Naamche, AiChat, Hyperfast, reAlpha Mortgage and GTG Financial. These acquisitions have added revenue, additional potential sources of revenue, technology services under our umbrella of product offerings, and, as further described below, additional operational and service-related capabilities to the reAlpha platform.

For instance, as a result of the acquisition of reAlpha Mortgage and GTG Financial, our in-house mortgage brokerage that operates through the reAlpha platform is now licensed to operate in 30 U.S. states. Additionally, because of our acquisition of Hyperfast, we now can offer title, closing and settlement services in 3 U.S. states. As a result of these acquisitions, consumers using the reAlpha platform have access to these services directly in the platform, both through the web platform and iOS application. We expect to continue seeking additional strategic acquisitions that we believe will add additional sources of potential revenue and services to homebuyers using the reAlpha platform, including, but not limited to, home-showing companies, wholesale mortgage lenders, companies providing services for post-closing services (such as utility hookups, among others) and real estate brokerages. Additionally, although we have already acquired two mortgage brokerage firms and a title company, we may consider further acquisitions of companies providing such services to increase the number of U.S. states we are licensed to operate in and the potential revenue opportunities associated with expanding our geographical markets and reach of the reAlpha platform.

Before shifting our focus towards the development of our AI technologies and the reAlpha platform, our operational model was asset-heavy and built on utilizing our proprietary AI-powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the property’s performance as a short-term rental. In the first quarter of 2024, we decided to halt these operations due to macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, which conditions persisted throughout the fiscal year 2024. This led us to sell our last real property asset for such operations, and to recognize the impairment of goodwill and intangible assets under the rental business segment. As a result, in the first quarter of 2025, our board of directors approved to discontinue our short-term rental business operations entirely. The discontinuation of our rental business segment operations meets the criteria to be reported as discontinued operations (see “Note 18 – Discontinued Operations” for more information).

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

Technology Services

We seek to differentiate ourselves from competitors primarily through the integration of AI into our technologies for the real estate industry. In addition to “Claire,” we use a proprietary AI-powered “Loan Officer Assistant,” which is intended to streamline and reduce processing time of our mortgage operations. This internal tool automates key loan origination tasks such as document collection and borrower communication and is designed to help loan officers manage higher volumes with greater efficiency. We expect that our technology services segment will benefit from the current exponential growth of the AI industry, and we believe that we are well-positioned to take advantage of these current trends due to our early adoption of AI for the development of our technologies.

Our revenue model revolves around our realty services (e.g., assisting a homebuyer with finding, touring, and closing on homes), mortgage brokering services (e.g., finding and originating a mortgage for the homebuyer that fits their financial situation, needs, credit, and location), and digital title and escrow services (e.g., title, closing and settlement fees), offered through the reAlpha platform, which is currently under limited availability, and services offered by our subsidiaries, such as AiChat, Naamche, reAlpha Mortgage, Hyperfast and GTG Financial

We currently offer a commission refund model through the reAlpha platform as part of our strategy to provide an integrated and customer-centric homebuying experience. Under this model, homebuyers may receive up to 75% of any buy-side brokerage commissions paid, which typically range from 2.2% to 3% of a home’s sale price depending on the geographical market, in connection with the purchase of a home through the reAlpha platform as a rebate or refund (hereinafter referred to as the “commission refund”). This commission refund is paid to the homebuyer by applying such commission refund towards closing costs or by adding the refund to a homebuyer’s down payment, as applicable and subject to market-by-market minimums. The percentage of the commission refund available to a homebuyer is determined based on their use of eligible integrated services offered via the reAlpha platform, such as realty, mortgage brokering and digital title and escrow services. Currently, homebuyers can receive 25% commission refund when using only realty service, 50% when using two services and 75% when using all three services. The commission refund model for the reAlpha platform is currently in a testing phase and remains subject to change as we evaluate customer adoption, expand into new geographical markets and further develop our platform and/or expand the number of services provided thereunder.

Although the full reAlpha platform is currently only available for homebuyers in Florida, two of the three services are offered in 4 U.S. states, and mortgage brokering services are available in 30 U.S. states, including our recent expansion into Utah. We intend to expand the capabilities of the reAlpha platform nationwide by the end of 2026. In order to expand the availability of the reAlpha platform, and services provided thereunder, nationwide, we will need to obtain the relevant real estate and mortgage licenses in the U.S. states we are not yet licensed in, and, until we obtain such licenses, the full reAlpha platform will remain under limited availability for homebuyers statewide in Florida. While the reAlpha platform is under limited availability, we will continue offering standalone mortgage brokerage services through our subsidiaries, reAlpha Mortgage and GTG Financial, in 30 U.S. states and digital title and escrow services through our subsidiary, Hyperfast, in 3 U.S. states. We also plan to continue acquiring companies in the real estate market that provide services relating to the homebuying process, including, but not limited to, mortgage brokerage firms, title and escrow service providers, home insurance providers and others that are complementary to our business, which we expect to generate revenues by offering such services through the reAlpha platform, or as standalone offerings to customers. We expect that our reAlpha platform will drive additional customers to these acquired companies through users interacting and buying homes on the reAlpha platform, which will expand their overall potential customer base.

Recent Developments

Compliance with Nasdaq Continued Listing Requirements

On May 20, 2025, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on May 19 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until October 1, 2025, in which to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period (subject to the Staff’s discretion to extend this ten consecutive business day period).

On July 1, 2025, we received a letter from the Staff notifying us that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of our common stock was not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires companies listed on the Nasdaq Capital Market to maintain a minimum market value of listed securities of at least $35 million (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until December 29, 2025, to regain compliance with the MVLS Requirement. To regain compliance, our market value of listed securities must close at $35 million or more for a minimum of ten consecutive business days (subject to the Staff’s discretion to extend this ten consecutive business day period).

The above mentioned letters have no immediate effect on the listing of our common stock on the Nasdaq Capital Market. In the event that we do not regain compliance with the MVLS Requirement or the Minimum Bid Price Requirement prior to the expiration of their respective 180-day compliance periods, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel.

At-The-Market (ATM) Program

On April 2, 2025, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with Wainwright under which we may offer and sell from time to time through Wainwright, acting as exclusive sales agent, shares of our common stock having an aggregate offering price of up to $7,650,000. The Sales Agreement provides that Wainwright is entitled to a cash commission equal to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. As of July 18, 2025, we have sold 2,792,104 shares of our common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $944,759. The ATM program with Wainwright was suspended on July 16, 2025, in connection with the 2025 Public Offering (as defined below) (see “Recent Developments – Consummation of July 2025 Public Offering” below for more details).

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

The closing of the Warrant Inducement occurred on April 8, 2025, and we received aggregate gross proceeds of approximately $3.1 million from the exercise of the Existing Warrants, before deducting related placement agent fees and other expenses payable by us, resulting in net proceeds of approximately $2.9 million. The New Warrants are currently exercisable and expire on November 24, 2028.

Change in Ownership of AiChat

On June 30, 2025, we increased our ownership interest in AiChat from 85% of its outstanding ordinary shares to 100% of its outstanding ordinary shares in accordance with the terms of the Business Acquisition and Financing Agreement, dated as of July 12, 2024, among the Company, AiChat, AiChat10X Pte. Ltd. (“AiChat10X”), and Kester Poh Kah Yong (the “AiChat Acquisition Agreement”). In exchange for the remaining 15% of the outstanding ordinary shares of AiChat, we will issue $240,000 in shares of our common stock (the “Consideration Shares”) to AiChat10X at a 5% discount to the ten (10) day volume weighted average price of our common stock as reported on Nasdaq on the date of issuance. The Consideration Shares, which have not yet been issued, will be issued no later than December 1, 2025 in accordance with the terms of the AiChat Acquisition Agreement.

Streeterville Note Exchanges

We entered into a note purchase agreement (the “Note Purchase Agreement”) with Streeterville, on August 14, 2024, pursuant to which we issued and sold a secured promissory note (the “Note”), which had a principal balance of $5,455,000 upon its issuance that is due on February 14, 2026. Under the terms of the Note, Streeterville may redeem up to $545,000 of the Note per month, commencing seven months after the date of issuance of the Note and at any time thereafter until the Note is paid in full. After we have made five redemption payments in cash, any subsequent redemption payments made in cash will be subject to a 9% redemption premium.

On June 9, 2025, we received a redemption notice from Streeterville for a redemption payment in the amount of $300,000. We and Streeterville have agreed that we may fully satisfy this redemption payment in shares of common stock, in lieu of cash. Accordingly, on June 9, 2025, we issued 747,607 shares of common stock to Streeterville in satisfaction of the $300,000 redemption payment due under the Note, at an effective price per share equal to $0.4013, which was below the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)). The number of shares of common stock issued in connection with this exchange was less than 20% of our voting power outstanding prior to the exchange.

On July 2, 2025, we received a redemption notice from Streeterville for a redemption payment in the amount of $350,000. We and Streeterville have agreed that we may fully satisfy this redemption payment in shares of common stock, in lieu of cash. Accordingly, on July 7, 2025, we issued 1,267,656 shares of common stock in satisfaction of the $350,000 redemption payment due under the Note, at an effective price per share equal to $0.2761, which was below the “Minimum Price.” The number of shares of common stock to be issued in connection with this exchange was less than 20% of our voting power outstanding prior to the exchange.

Consummation of July 2025 Public Offering

On July 16, 2025, we commenced a best efforts public offering (the “2025 Public Offering”) of an aggregate of (i) 13,333,334 shares of our common stock, (ii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 13,333,334 shares of common stock (the “Series A-1 Warrant Shares”) and (iii) Series A-2 warrants (the “Series A-2 Warrants,” and together with the Series A-1 Warrants, the “July 2025 Warrants”) to purchase up to an aggregate of 13,333,334 shares of common stock (the “Series A-2 Warrant Shares,” and together with the Series A-1 Warrant Shares, the “July 2025 Warrant Shares”). Each share of common stock was sold together with one Series A-1 Warrant to purchase one share of common stock and one Series A-2 Warrant to purchase one share of common stock. The combined public offering price for each share of common stock and accompanying July 2025 Warrants was $0.15. Each July 2025 Warrant has an exercise price of $0.15 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the July 2025 Warrant Shares (the “Warrant Stockholder Approval”). The Series A-1 Warrants will expire five years from the effective date of the Warrant Stockholder Approval. The Series A-2 Warrants will expire twenty-four months from the effective date of the Warrant Stockholder Approval.

The closing of the 2025 Public Offering occurred on July 18, 2025, and resulted in net proceeds to us of approximately $1.56 million, after deducting offering-related fees and expenses payable by us and excluding the net proceeds, if any, from the exercise of the July 2025 Warrants.

Consummation of July 2025 Registered Offering

On July 21, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”) pursuant to which we agreed to issue and sell, in a registered direct offering priced at-the-market under the Nasdaq rules (the “Registered Offering”), 14,285,718 shares of our common stock, at a price per share of $0.35. The shares of our common stock were offered and sold pursuant to our effective registration statement on Form S-3 (Form No. 333-283284), which was declared effective by the SEC on November 26, 2024, and the base prospectus included therein and the prospectus supplement filed with the SEC on July 22, 2025.

In a concurrent private placement, pursuant to the terms of the Purchase Agreement, we also agreed to issue and sell unregistered warrants (the “Private Placement Warrants”) to purchase up to 14,285,718 shares of common stock (the “Private Placement” and, together with the Registered Offering, the “Offering”) (which offering price is included in the purchase price per share in the Registered Offering). The Private Placement Warrants have an exercise price of $0.35 per share (subject to customary adjustments as set forth in the Private Placement Warrants), are currently exercisable and have a term of five years from the effective date of the registration statement covering the resale of the shares of common stock issuable upon exercise of the Private Placement Warrants. The Private Placement Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offerings and pro rata distributions.

The closing of the Offering occurred on July 22, 2025, and resulted in net proceeds to us of approximately $4.5 million, after deducting offering-related fees and expenses payable by us and excluding the net proceeds, if any, from the exercise of the Private Placement Warrants.

Full Repayment of Note to Streeterville

On July 23, 2025, we repaid the outstanding balance on the Note in full using available cash, including proceeds from recent equity offerings. The payment to Streeterville was in the amount of approximately $4,466,202, representing the outstanding balance as of the date of repayment and a 9% prepayment penalty. As of July 23, 2025, we have no obligations to Streeterville and no outstanding secured promissory notes or convertible debt instruments at the parent company level.

Impact of Macroeconomic Conditions, Cyclicality and Seasonality on our Business

From April through June 2025, U.S. inflation remained above the U.S. Federal Reserve’s stated 2% target, ranging between approximately 2.3% and 2.7%. In response to continued inflationary pressures, the U.S. Federal Reserve maintained the target federal funds rate at 4.25% to 4.50% during both its May and June 2025 meetings.

Mortgage rates remained elevated during the second quarter of 2025, with the average 30-year fixed mortgage rate in the high-6% range, with an average mortgage rate of approximately 6.77% in June 2025. Elevated borrowing costs, combined with limited housing inventory, have continued to constrain affordability and weigh on home purchase activity and mortgage origination volume. These factors, along with macroeconomic uncertainty, have contributed to slower transaction volumes across much of the housing market.

The residential real estate market is cyclical, with performance influenced by macroeconomic trends, interest rates, credit availability, lending standards and major disruptions in economic or political environments. Local markets may follow different patterns than national trends, leading to regional variations in activity. In addition, transaction volumes follow seasonal patterns, typically peaking in the spring and summer and slowing in the fall and winter. These cyclical and seasonal dynamics, together with prevailing macroeconomic conditions, can create variability in our operating results from quarter to quarter.

Management continues to evaluate the potential effects of current housing market conditions, interest rate trends, and seasonal factors on our operations. The extent of any impact will depend on future developments, including changes in macroeconomic conditions, housing demand, and regulatory or policy actions, all of which are inherently uncertain and difficult to predict. We may adjust elements of our strategy, cost structure, or operational focus in response to these developments to mitigate potential adverse effects and position the business for long-term objectives.

Critical Accounting Policies

The unaudited condensed consolidated financial statements included in this report have been prepared in accordance with U.S. GAAP and reflect the application of estimates and assumptions that require significant judgment by management. These estimates affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures and are based on a combination of historical experience, current business conditions, and other factors available to management. Actual results could differ materially from those estimates due to the inherent uncertainty in assumptions and external conditions.

There have been no material changes to the Company’s critical accounting policies or the methods used in applying those policies during the three months ended June 30, 2025. For a full description of our critical accounting policies and significant estimates, refer to the unaudited condensed consolidated financial statements and accompanying notes included in our Form 10-K filed with the SEC, and “Note 2 – Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included in this report.

Results of Operations

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended
	June 30,	June 30,
	2025	2024
	(unaudited)
Revenue	$1,252,381	$62,353
Cost of revenue	(630,916)	(18,250)
Gross profit	$621,465	$44,103
Operating expense	(4,710,595)	(1,253,498)
Operating loss	(4,089,130)	(1,209,395)
Other expense	(20,886)	(268,046)
Loss from continuing operations before tax	(4,110,016)	(1,477,441)
Loss from discontinued operations before tax	—	(871)

Revenue. Revenues were $1,252,381 for the three months ended June 30, 2025, compared to $62,353 for the three months ended June 30, 2024, an increase of approximately 1,909%. Our revenues currently consist of the revenues generated in our technology services segment that we receive directly from, or from services related to, our technologies and acquired companies. This increase in revenue was primarily driven by revenue generated by reAlpha Mortgage and GTG Financial and AiChat’s conversational AI technology offered to enterprise clients. reAlpha Mortgage and GTG Financial generated $1,012,262 through mortgage brokerage transactions, which included loan origination fees, broker commissions and processing fees, while AiChat generated $158,660 from subscription fees for its AI conversational technologies.

Cost of revenue. Cost of revenue was $630,916 for the three months ended June 30, 2025, compared to $18,250 for the three months ended June 30, 2024, an increase of approximately 3,357%. This increase reflects direct expenses associated with delivering our loan brokerage services and technology solutions, including compensation-related costs for personnel supporting loan origination and customer interactions from our mortgage subsidiaries, reAlpha Mortgage and GTG Financial.

Operating expense. Operating expenses were $4,710,595 during the three months ended June 30, 2025, compared to $1,253,498 for the three months ended June 30, 2024, an increase of approximately 276%. This increase in operating expenses was primarily driven by the integration of the newly acquired businesses within the technology segment, including reAlpha Mortgage and GTG Financial. A significant portion of this increase is attributed to salaries of the employees from our recent acquisitions, which salary expenses amounted to $1,538,479, and marketing and advertising expenses related to our advertising campaign which amounted to $1,483,672 In addition, we incurred $440,101 in professional and legal expenses during the three months ended June 30,2025, in connection with our recent capital raising activities (see “Liquidity and Capital Resources” for more information), which activities and related fees were not present in the comparable period in 2024.

Other expense. Other expense was $20,886 for the three months ended June 30, 2025, up from $268,046 in other expenses for the three months ended June 30, 2024. Other expenses during the three months ended June 30, 2025, mainly consisted of $243,254 in interest expenses, which comprised of $96,769 in interest expenses under the Note (as defined above), $72,501 of original issue discount amortization relating to the Note, $49,364 of Series A Preferred Stock interest, and $125,000 relating to the amortization of commitment fee payable by us in connection with the GEM Agreement. These expenses were partially offset by non-cash gains of $339,378 from the decrease in fair value of the Series A Preferred Stock liability and a $174,000 decrease in fair value of contingent consideration of reAlpha Mortgage.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

	Six Months Ended
	June 30,	June 30,
	2025	2024
	(unaudited)
Revenue	$2,178,016	$82,779
Cost of revenue	(1,037,884)	(36,499)
Gross profit	$1,140,132	$46,280
Operating expense	(7,651,521)	(2,488,704)
Operating loss	(6,511,389)	(2,442,424)
Other expense	(448,979)	(453,223)
Loss from continuing operations before tax	(6,960,368)	(2,895,647)
Loss from discontinued operations before tax	—	(1,710)

Revenue. Revenues were $2,178,016 for the six months ended June 30, 2025, compared to $82,779 for the six months ended June 30, 2024, an increase of approximately 2,531%. Our revenues currently consist of the revenues generated in our technology services segment that we receive directly from, or from services related to, our technologies and acquired companies. This increase in revenue was primarily driven by revenue generated by reAlpha Mortgage and GTG Financial and AiChat’s conversational AI technology offered to enterprise clients. reAlpha Mortgage and GTG Financial generated $1,764,332 through mortgage brokerage transactions, which included loan origination fees, broker commissions, and processing fees, while AiChat generated $268,212 from subscription fees for its AI conversational technologies.

Cost of revenue. Cost of revenue was $1,037,884 for the six months ended June 30, 2025, compared to $36,499 for the six months ended June 30, 2024, an increase of approximately 2,744%. This increase reflects direct expenses associated with delivering our loan brokerage services and technology solutions, including compensation-related costs for personnel supporting loan origination and customer interactions from our mortgage subsidiaries, reAlpha Mortgage and GTG Financial.

Operating expenses. Operating expenses were $7,651,521 during the six months ended June 30, 2025, compared to $2,488,704 for the six months ended June 30, 2024, an increase of approximately 207%. This increase was primarily driven by the integration of newly acquired businesses within the technology segment, including reAlpha Mortgage and GTG Financial. A significant portion of this increase is attributed to salaries of employees from these acquisitions, totaling $2,598,583; marketing and advertising expenses related to our advertising campaign of $2,002,611; and professional and legal services expenses of $1,950,202, which consisted of $347,261 related to certain acquisitions completed during this period and $440,101 related to our recent capital raising activities (see “Liquidity and Capital Resources” for more information).

Other expense. Other expenses were $448,979 for the six months ended June 30, 2025, compared to $453,223 for the six months ended June 30, 2024. This increase was primarily driven by interest expense of $448,501, which consisted of $186,311 related to certain outstanding notes and $145,002 of original issue discount relating to the Note, as well as amortization expenses relating to the $250,000 commitment fee incurred in connection with the GEM Agreement, and a $93,000 increase in the fair value of the reAlpha Mortgage contingent consideration. These expenses were partially offset by non-cash gains of $339,378 from the decrease in fair value of the Series A Preferred Stock liability and a $174,000 decrease in fair value of contingent consideration of reAlpha Mortgage.

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

We use Adjusted EBITDA, a non-U.S. GAAP financial measure, to evaluate our operating performance and facilitate comparisons across periods and with peer companies. We reconcile our Adjusted EBITDA to our net income (loss) adjusted to exclude interest expense, depreciation and amortization, changes in fair value of contingent consideration and preferred stock, share-based compensation, and other non-cash, non-operating, or non-recurring items that we believe are not indicative of our core business operations. We believe this measure provides useful insight into our ongoing performance; however, it should not be considered a substitute for, or superior to, net income or other financial information prepared in accordance with U.S. GAAP.

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2025	2024	2025	2024
Net loss	$(4,110,016)	$(1,478,312)	$(6,960,368)	$(2,897,357)
Adjusted to exclude the following
Depreciation and amortization	131,045	69,331	261,444	140,784
Amortization of loan discounts and origination fee	121,251	—	242,502	—
Impairment of capitalized software development- work in progress(1)	105,900	—	105,900	—
Changes in fair value of contingent consideration(2)	(174,000)	—	(81,000)	—
Change in fair value of Series A Preferred Stock(3)	(339,378)	—	—	—
Loss (gain) on equity method investments	1,526	(129,045)	2,456	(129,045)
Interest expense (income)	240,818	678	303,499	11,123
GEM commitment fee (4)	125,000	125,000	250,000	250,000
Share-based compensation (5)	192,988	203,146	271,343	203,146
Equity offering costs(6)	230,774	—	230,774	—
Acquisition-related expenses	—	61,691	87,352	184,748
Adjusted EBITDA	$(3,474,092)	$(1,147,511)	$(5,286,098)	$(2,236,601)

(1)	Represents the impairment of capitalized software due to discontinued development thereof and such software becoming obsolete.

(2)	Represents remeasurement gains or losses related to the contingent consideration of reAlpha Mortgage.

(3)	Represents non-cash remeasurement gains or losses related to preferred stock issued in the MMC (as defined above) and GTG Financial transactions.

(4)	Represents the commitment fee of $1,000,000 incurred in connection with the GEM equity facility, which has been amortized over a period of 24 months, beginning on October 23, 2023.

(5)	Represents non-cash expenses related to shares of common stock issued to certain employees and RSUs granted to our executive officers and certain employees.

(6)	Represents legal and professional fees incurred in connection with the Warrant Inducement (as defined above) and ATM program with Wainwright.

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

As of June 30, 2025, we had cash and cash equivalents of approximately $0.58 million, and approximately $3.1 million as of December 31, 2024. Based on current estimates, we do not believe we have sufficient working capital to meet our financial needs for the 12-month period following June 30, 2025. As a result, to the extent that our technology services segment does not generate sufficient revenue to fund our operations, we expect to fund operations through additional equity or debt financing, although capital markets volatility may limit our ability to raise funds on acceptable terms. While we anticipate continued operating losses in the near future, we expect to generate more significant revenues as we continue investing in the commercialization of our products and technologies and acquiring complementary businesses to fund our operating expenses and capital expenditure requirements.

As part of our efforts to increase our liquidity, on April 2, 2025, we entered into an ATM program with Wainwright, under which we may offer and sell from time to time through Wainwright, acting as sales agent, up to $7,650,000 in shares of our common stock, and as of the date of this filing, we have raised gross proceeds $985,448 under this ATM program (see “Note 15 – Stockholders’ Equity (Deficit) – Shelf Registration on Form S-3” and “Note 19 – Subsequent Events” for more information). Further, on April 6, 2025, we completed the Warrant Inducement (see “Recent Developments – Warrant Inducement Transaction” for more information), pursuant to which, we raised gross proceeds of approximately $3.1 million, and may raise up to an additional $9.4 million from the cash exercise of the New Warrants issued in connection with such transaction, to the extent those warrants are exercised.

Subsequent to June 30, 2025, we also completed two additional equity offerings for the purposes of raising capital. On July 18, 2025, upon closing the 2025 Public Offering (as defined above), we raised gross proceeds of $2.0 million by selling 13,333,334 shares and accompanying July 2025 Warrants (as defined above) at a combined price of $0.15 per share and accompanying July 2025 Warrants, each of which has an exercise price per share of $0.15. Once exercisable, we will be able to raise approximately $4.0 million in additional gross proceeds from the cash exercise of the July 2025 Warrants in full, to the extent those warrants are exercised. Shortly after, on July 22, 2025, we consummated the Registered Offering (as defined above), pursuant to which we sold 14,285,718 shares of common stock at a price per share of $0.35, and, concurrently to such offering, we consummated a private placement to sell the Private Placement Warrants (as defined above) to purchase up to 14,285,718 shares of our common stock at an exercise price of $0.35 per share, in each case to certain institutional accredit investors, pursuant to which Registered Offering and concurrent private placement, we raised an aggregate of $5.0 million in gross proceeds, and we may raise an additional $5.0 in gross proceeds upon the cash exercise of the Private Placement Warrants in full, to the extent those warrants are exercised. In connection with these offerings, and as compensation for the placement agent of the 2025 Public Offering and Registered Offering (collectively, the “Offerings”), we issued to the designees of Wainwright, the placement agent for the Offerings, certain placement agent warrants to purchase up to an aggregate of 666,667 and 714,286 shares of common stock at an exercise price of $0.1875 per share and $0.4375 per share, respectively. To the extent these warrants are exercised in full, we will be able to raise an additional $437,500 in the aggregate upon full cash exercise of such warrants. Additionally, the outstanding Follow-On Warrants (as defined above) remain exercisable at an exercise price of $0.75 per share, which may raise an additional $3.08 million in gross proceeds upon the exercise of such warrants for cash in full, to the extent those warrants are exercised. With respect to the outstanding GEM Warrants, due to ongoing litigation with GYBL (see “Item 1. Legal Proceedings – GEM Lawsuit” for more information), we do not expect to raise any proceeds from the exercise of the GEM Warrants while the dispute remains unresolved. Further, as of the date of this report, there has been no adjustment to the exercise price of the GEM Warrants in connection with the dismissal of our complaint, and our position regarding the GEM Warrants, including the exercise price and subsequent adjustments thereof, remains the same pending resolution of these disputes with GEM. As a result, we do not expect that the GEM Warrants will be exercised while these disputes are pending, however, if these disputes are not resolved through negotiations and these lawsuits are adversely determined against us, we may be required to adjust the GEM Warrants’ exercise price downward significantly, and we may incur penalties under the GEM Agreement and/or other litigation expenses related to these disputes, which could materially adversely impact our financial statements, cash flows and results of operations. There is no guarantee that the warrants described above will be exercised prior to their respective expiration dates, and as such, we may receive no proceeds from the exercise of these warrants. Given the trading price of our common stock and the volatility of our common stock price, we have not included, and do not currently intend to include, any potential cash proceeds from the exercise of these warrants in our short-term liquidity projections. We will continue to evaluate the probability that the warrants described above are exercised and the merit of including cash proceeds from the exercise thereof in our liquidity projections.

With the proceeds of the Offerings and concurrent private placement, we were able to repay the outstanding balance under the Note in full using cash on hand, which payment was in the amount of approximately $4.46 million. Upon such payment, we fully satisfied all amounts due under the Note, and we will no longer be subject to redemptions from Streeterville under the Note, which were adversely affecting our liquidity (as further described below under “Contractual Commitments and Obligations”). Accordingly, following the recent capital raises and full repayment of the Note and based on our current operating plans, assuming we do not raise additional capital through further offerings of our securities, we estimate that our cash and cash equivalents as of the date of this report will be sufficient to fund our operating expenses and capital expenditure requirements until the end of October 2025.

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

Contractual Commitments and Obligations

On August 14, 2024, we issued the Note to Streeterville under the Note Purchase Agreement (each as defined above), which was a secured promissory note with a principal balance of $5,455,000 upon its issuance that was due on February 14, 2026. Beginning seven months after the Note’s issuance, Streeterville was able to redeem up to $545,000 per month, payable in cash within three trading days of a written notice. As of June 30, 2025, we had repaid $1,410,000 pursuant to such redemptions under the Note. Following our recent capital raises discussed above, on July 23, 2025, we repaid the Note in full by making a payment to Streeterville for an amount of approximately $4,466,202, which included a 9% prepayment penalty. As of the date of this report, the Note is no longer outstanding and we are no longer subject to making any further cash payments in connection with redemption notices under the Note.

Additionally, in connection with the GTG Financial acquisition, and pursuant to the Stock Purchase Agreement dated as of February 20, 2025 (the “GTG Purchase Agreement”), we are obligated to pay to Glenn Groves (the “Seller”) the cash portion of the consideration payable in connection with the acquisition of GTG Financial (the “Cash Portion”), which consist of cash payments in the aggregate amount of $1,344,750. The Cash Portion is payable in three tranches as follows: $403,425 on the 120th day after February 20, 2025 (the “GTG Closing Date”), $403,425 on the 150th day after the GTG Closing Date and $537,900 on the 180th day following the GTG Closing Date. Further, to the extent that we do not pay the Cash Portion in full by the date that is 180 days of the GTG Closing Date, then, beginning on the 181st day following the GTG Closing Date, the outstanding amount of the Cash Portion will bear interest at a rate per annum equal to 4%. The Cash Portion outstanding at any time will also become due and payable no later than 60 days after the consummation of a bona fide transaction or series of transactions with the principal purpose of raising capital in the minimum amount of $10.0 million, whether through loans provided to us or through the sale of our equity securities. While we have raised over $10.0 million in a series of transactions with the principal purpose of raising capital since the GTG Financial acquisition, as discussed above, no payments of the Cash Portion have been made to date. Given that the 180-day deadline precedes the 60-day trigger tied to the $10.0 million capital raise threshold, the 180-day requirement takes precedence and remains the operative condition for the payment of the Cash Portion. Beginning on the 181st day, the unpaid balance on the Cash Portion will accrue interest at an annual rate of 4%. To the extent we have not paid the Cash Portion in full by the 180th day after the GTG Closing Date, the Seller will be eligible to rescind the transactions contemplated under the GTG Purchase Agreement, which may materially impact our business, results of operations and cash flows.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six-month period
Particulars	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(4,602,029)	$(2,550,879)
Net cash provided by (used in) investing activities	$191,132	$(79,423)
Net cash provided by (used in) financing activities	$1,874,264	$(143,885)

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $$4,602,029, compared to $2,550,879 for the six months ended June 30, 2024. The increase is primarily due to higher operating expenses as a result of acquiring companies complementary to our business, including salaries of $2,530,525, marketing and advertising of $2,002,611 and professional and legal fees of $1,745,891.

Cash Flows from Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was $191,132, compared to $79,423 of net cash used in investing activities for the six months ended June 30, 2024. This increase is primarily a result of the integration of GTG Financial into our business, which resulted in an increase of $349,529 due to the addition of the cash held by GTG Financial during the six months ended June 30, 2025.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $1,874,264, compared to net cash used in financing activities of $143,885 for the six months ended June 30, 2024. This increase was primarily driven by $331,393 of capital raised through our ATM program, $3,164,063 of proceeds from the exercise of certain warrants in connection with the Warrant Inducement, and $155,481 from the issuance of debt. These cash inflows were partially offset by the repayment of outstanding debt totaling $1,554,456 and equity issuance cost totaling $235,251 during the six months ended June 30, 2025.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GEM Lawsuit

On November 1, 2024, we filed a lawsuit against GYBL in the United States District Court for the Southern District of New York (the “Court”), pursuant to which we asserted two causes of action: (i) rescission of the GEM Warrants issued to GYBL pursuant to Section 29(b) of the Exchange Act due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement. Following a motion to dismiss filed by GYBL on January 17, 2025, the Court granted such motion to dismiss on March 14, 2025. On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the Second Circuit (as defined above). The briefing schedule at the Second Circuit is being held in abeyance in order to allow two previously filed appeals, filed by two other public companies on identical issues against other similar investors, be resolved first. However, if and when the appellate briefing moves forward, there is no assurance that it will be successful.

Additionally, following the Court’s grant of GYBL’s motion to dismiss our lawsuit, GYBL filed a separate lawsuit against us, in which GYBL is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. On June 9, 2025, we filed a motion to dismiss this lawsuit from GYBL. GYBL responded to our motion to dismiss on June 23, 2025 asserting that our motion to dismiss should be denied, or, in the alternative, GYBL should be given leave to further amend its complaint. On June 30, 2025, the Company filed a reply in support of its motion to dismiss. We intend to continue vigorously defending against GYBL’s claims and litigating our legal rights to the fullest extent.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since those disclosed in “Part I, Item 1A. Risk Factors” of our Form 10-K, except as set forth below.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not achieved profitability and have incurred losses since inception. For the quarter ended June 30, 2025, we recorded a net loss of $4,110,016. For the year ended December 31, 2024, we recorded a net loss of $26,023,028, which included a loss of $18,339,635 from discontinued operations related to our former rental business and operations of our subsidiary, Rhove, and a loss of $7,682,714 from continuing operations. As of June 30, 2025, we had an accumulated deficit of $45,222,909 and outstanding indebtedness of $4,500,212. While we have experienced some revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest diligently in sales and marketing efforts. In addition, we expect to incur significant additional legal, accounting, and other expenses related to our being a public company as compared to when we were a private company. While our revenue has grown since our inception, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We will be unable to continue to operate for the foreseeable future without additional capital.

Our independent registered public accounting firm issued a report dated April 2, 2025, except for Notes 10 and 11 to our audited consolidated financial statements, as to which the date is May 13, 2025, in connection with the audit of our consolidated financial statements for the year ended December 31, 2024, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern, including our recurring losses, cash used in operations, and need to raise additional funds to meet our obligations and sustain our operations. In addition, the notes to our financial statements for the year ended December 31, 2024, contain a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2025, we had cash and cash equivalents of $0.58 million and an accumulated deficit of $45.2 million.

Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us in the necessary timeframe, in the amounts we require, on terms that are acceptable to us, or at all. If we are unable to raise additional capital, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are not able to continue as a going concern, we may have to liquidate our assets and/or seek protection under federal bankruptcy law, and it is likely that holders of our capital stock and holders of securities convertible into our common stock will lose all of their investment. As such, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

If we are unable to satisfy the continued listing requirements of The Nasdaq Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and could be delisted from Nasdaq due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including but not limited to the corporate governance requirements and the minimum closing bid price requirement or the minimum equity requirement.

On May 20, 2025, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on May 19 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until October 1, 2025, in which to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period (subject to the Staff’s discretion to extend this ten consecutive business day period).

On July 1, 2025, we received a letter from the Staff notifying us that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of our common stock was not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires companies listed on the Nasdaq Capital Market to maintain a minimum market value of listed securities of at least $35 million (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until December 29, 2025, to regain compliance with the MVLS Requirement. To regain compliance, our market value of listed securities must close at $35 million or more for a minimum of ten consecutive business days (subject to the Staff’s discretion to extend this ten consecutive business day period).

The above mentioned letters have no immediate effect on the listing of our common stock on the Nasdaq Capital Market. In the event that we do not regain compliance with the MVLS Requirement or the Minimum Bid Price Requirement prior to the expiration of their respective 180-day compliance periods, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel.

We will continue to monitor our market value of listed securities and the closing bid price of our common stock as we consider our available options to regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the MVLS Requirement or the Minimum Bid Price Requirement or maintain compliance with the other continued listing requirements of Nasdaq.

If we were to be delisted, we would expect our common stock to be traded in the over-the-counter market which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	a decreased ability to issue additional securities or obtain additional financing in the future;

●	reduced liquidity for our stockholders;

●	potential loss of confidence by customers, collaboration partners and employees; and

●	loss of institutional investor interest.

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

Our business is subject to various laws and regulations, including financial protections and securities laws.

We are subject to a variety of laws and regulations relating to financial protection, data privacy, and securities laws. These laws and regulations are constantly evolving and can be subject to significant change. Such laws and regulations are numerous, complex, and frequently changing. If we fail to satisfy such laws and regulations, we may face inquiries or investigations or other government actions, which may be costly to comply with, result in negative publicity, require management’s time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease business practices. Additionally, as we depend on third parties for key services, we rely on such third-party service providers’ compliance with laws and regulations regarding privacy, data protection, consumer protection, securities regulation, and other matters relating to our customers and business activities. Should there be deficiencies in our compliance (including by third-party service providers), this could adversely impact our reputation and could also expose us to material liability and responsibility for damages, fines, or penalties.

We are permanently barred from raising capital in Massachusetts pursuant to a Consent Order.

On April 15, 2022, we entered into a consent order (the “Consent Order”) with the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts. Under the Consent Order, the Company is barred from offering or selling securities in the Commonwealth of Massachusetts, and ordered to cease and desist from committing future violations of Massachusetts Uniform Securities Act, Mass. Gen. Laws c. 110A (the “Act”), and the regulations promulgated thereunder at 950 Code Mass. Regs. 10.01-14.413. The National Securities Markets Improvement Act of 1996 (“NSMIA”) prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities,” including securities listed on a national securities exchange such as Nasdaq. Because our common stock is listed on Nasdaq, our common stock qualifies as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, NSMIA does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. The Consent Order expressly states that it is not intended to be a final order based upon violations of the Act that prohibit fraudulent, manipulative, or deceptive conduct. As a result, there is uncertainty as to whether the Consent Order’s prohibition on offers or sales of our securities in the Commonwealth of Massachusetts is enforceable under federal law. Regardless of this uncertainty, we have not undertaken a legal determination as to the preemption question and are continuing to comply with the Consent Order. To the extent that the Consent Order is enforceable, our ability to sell securities of the Company is limited to the remaining 49 states and expressly excludes natural persons or legal entities that are residents of the Commonwealth of Massachusetts. Based on information currently available to us, we are not aware of any sales that have been made by the Company in the Commonwealth of Massachusetts since we entered into the Consent Order. However, if an offering of our securities were to result in sales to residents of the Commonwealth of Massachusetts, even inadvertently, it could be viewed as a violation of the Consent Order and could subject us to additional regulatory actions or penalties. A regulatory action, even if it does not result in a finding of wrongdoing or penalty, could require substantial expenditures of time, resources, and money, and could potentially damage our reputation. Any such regulatory action or penalty could adversely affect our business, result of operations or access to capital markets.

.

Our financial results are highly dependent on broader macroeconomic and U.S. residential real estate market conditions, which are seasonal and cyclical in nature.

Our financial results are highly dependent on broader macroeconomic conditions and U.S. residential real estate market conditions, which are seasonal, cyclical and affected by changes in macroeconomic conditions beyond our control. Such macroeconomic conditions include, but are not limited to, increased interest rates, slow economic growth or recessionary conditions, supply chain disruptions, the pace of home price appreciation or the lack of it, housing affordability, changes in household debt levels, inflation and increased unemployment or consumer income levels, and credit availability and its impact on consumers’ ability and willingness to make loan payments. Such macroeconomic conditions also include competitive pressures and other market dynamics, including changes in consumer behavior, pricing strategies, customer acquisition costs, geographic expansion risks, marketing activity, or other operational factors, that may limit margin expansion even in periods of increased transaction activity. Some of these macroeconomic conditions, such as changes to interest rates and inflation, tend to be cyclical and may be influenced by actions taken by the U.S. Federal Reserve or other governmental authorities. Furthermore, national or global events including, but not limited to, geopolitical conflicts, natural disasters, natural events or man-made disruptions, may exacerbate such macroeconomic conditions and cyclical market conditions.

During periods of rising interest rates, declining affordability or deteriorating economic conditions, refinancing activity and home purchase transactions generally decline and suppress housing turnover, in turn may negatively impact demand for our real estate brokerage, mortgage origination, and closing services. In contrast, lower interest rate environments or improved affordability may increase transaction volume, though competitive pressures and market dynamics may limit corresponding gains in margin or profitability.

Given the cyclical and sometimes volatile nature of the loan origination activity and broader real estate market, we may experience significant fluctuations in our revenues from quarter to quarter or year to year. There can be no assurance that the current macroeconomic and real estate conditions will continue. New or increased tariffs could negatively affect U.S. national or regional economies, which could affect the demand for homes in the U.S., suppress housing activity, and lower demand for real estate transactions and related services. Such impacts could slow our mortgage origination business and reduce transaction volume across our brokerage and title operations. The current administration has announced its intent to adopt tariffs and potentially reform U.S. tax laws, both of which could negatively impact our business and financial results.

Our business is subject to cyclical and seasonal fluctuations that may materially affect our results of operations and financial performance.

The residential real estate and mortgage markets in which we operate are inherently cyclical and subject to seasonal trends, both of which may adversely impact our business, financial condition, and results of operations. Historically, home buying activity is strongest during the spring and summer months and declines in the fall and winter. These seasonal patterns affect transaction volumes and may influence demand across our real estate brokerage, mortgage origination, and title and closing services. As a result, our revenue and operating metrics may fluctuate significantly from quarter to quarter.

Our results are also affected by broader macroeconomic conditions, including mortgage interest rates, employment levels, consumer confidence, housing affordability, inventory levels, and inflation. Prolonged periods of elevated interest rates or reduced affordability may limit consumer willingness or ability to purchase homes or refinance existing mortgages. These factors may reduce demand for our services and increase competitive pressure on pricing, margins, and customer acquisition costs.

Our financial performance may also vary due to changes in consumer behavior, geographic expansion, marketing activity, or other operational factors that could mask or intensify the effects of seasonality or cyclicality. While our integrated model is intended to streamline the transaction process, our operations remain exposed to external housing market cycles and macroeconomic volatility. Accordingly, comparisons across reporting periods may not be meaningful and should not be relied upon as indicators of future performance.

If adverse seasonal or cyclical conditions persist or worsen, or if we are unable to adjust our cost structure and operations accordingly, our business, financial condition, and results of operations could be materially and adversely affected.

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

Additionally, following the Court’s grant of GYBL’s motion to dismiss our lawsuit, GYBL filed a separate lawsuit against us, in which GYBL is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. On June 9, 2025, we filed a motion to dismiss this lawsuit from GYBL. GYBL responded to our motion to dismiss on June 23, 2025 asserting that our motion to dismiss should be denied, or, in the alternative, GYBL should be given leave to further amend its complaint. On June 30, 2025, the Company filed a reply in support of its motion to dismiss.

Given the ongoing disputes with GYBL, including our pending appeal with the United States Court of Appeals for the Second Circuit and the recently filed motion to dismiss, the exercise price of the GEM Warrants have not been adjusted pursuant to the GEM Warrant’s terms while these disputes are pending, and, to the extent any shares of common stock are sold pursuant to an equity offering, for instance, at a price per share that is below the then-current exercise price of the GEM Warrants, we do not plan to adjust the exercise price of the GEM Warrants pending resolution of such disputes. A final adverse ruling against us in pending lawsuits and any subsequent appeals, or in any other claim or counterclaim, as applicable, sought by GYBL, could lead to a significant downward adjustment to the current exercise price of the GEM Warrants, additional expenses incurred related to the lawsuits during the ongoing disputes, including, but not limited to, attorney’s fees, and any other remedies the court may deem just.

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

If we incur penalties pursuant to the Registration Rights Agreement with GEM and GYBL, our business, results of operations and financial condition may be adversely affected.

GEM and GYBL have certain registration rights, including “piggyback” registration rights, pursuant to that certain registration rights agreement entered into by and among us, GEM and GYBL concurrently with the GEM Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement requires us to use reasonable best efforts to maintain an effective registration statement covering the resale of the shares of common stock issuable pursuant to the GEM Agreement and the shares of common stock underlying the GEM Warrants (collectively, the “Registrable Securities”), and the “piggyback” registration rights provide that, if we determine to prepare and file a registration statement relating to an offering of any of our equity securities for our own account or for the account of others (other than a registration statement on Form S-8 or Form S-4, or their equivalent relating to securities to be issued in exchange for other securities or equity securities to be issued solely in connection with equity securities issuable in connection with the Company’s option or other employee benefit plans) under the Securities Act of 1933, as amended (the “Securities Act”), then, in the absence of an effective registration statement covering the resale of the Registrable Securities, we are required to deliver a written notice to GEM and GYBL to that effect. If, within five days after the delivery of such written notice, GEM and GYBL requests in writing to include in such registration statement all or any part of the Registrable Securities, then we are required to cause such requested Registrable Securities to be registered in the applicable registration statement. We have not maintained an effective registration statement covering the resale of the Registrable Securities. If we do not adhere to the registration rights set forth in the Registration Rights Agreement in connection with any offerings of our securities, there is no guarantee that GEM and/or GYBL will not seek penalties pursuant to the Registration Rights Agreement relating to their registration rights. If GEM and/or GYBL seek such penalties, our business, results of operations and financial condition may be adversely affected. In addition, if we ultimately determine to adhere to the registration rights, we may be required to expend significant resources to prepare and maintain a registration statement, respond to registration requests, and cover other associated costs, which would limit cash available for other business purposes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Number	Document
3.1	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on February 20, 2025 (previously filed as Exhibit 3.1 of Form 8-K filed with the SEC on February 24, 2025).

4.1	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4	Secured Promissory Note, dated as of August 14, 2024 (previously filed as Exhibit 4.4 of Form 10-Q filed with the SEC on August 14, 2024).

4.5	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on April 7, 2025).

4.6	Form of Series A-1 Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on July 18, 2025).

4.7	Form of Series A-2 Warrant (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on July 18, 2025).

4.8	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 of Form 8-K filed with the SEC on July 18, 2025).

4.9	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on July 22, 2025).

4.10	Form of Placement Agent Warrant (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on July 22, 2025).

10.1	Form of Inducement Letter (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on April 7, 2025).

10.2	Form of Voting Agreement (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on April 7, 2025).

10.3+	Form of 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on April 30, 2025).

10.4+	Second Amendment to Employment Agreement of Giri Devanur, dated June 3, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on June 4, 2025).

10.5+	Second Amendment to Employment Agreement of Michael J. Logozzo, dated June 3, 2025 (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on June 4, 2025).

10.6	Exchange Agreement, dated as of June 9, 2025, between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on June 10, 2025).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: August 14, 2025	By:	/s/ Michael J. Logozzo
Michael J. Logozzo
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Piyush Phadke
Piyush Phadke
Chief Financial Officer (Principal Financial and Accounting Officer)

