Form 10-Q/A
period 2025-06-30
reAlpha Tech Corp.
filed 2025-08-15
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 14, 2025, the registrant has 83,765,039 shares of common stock, par value $0.001, issued and outstanding.

EXPLANATORY NOTE

On August 14, 2025, reAlpha Tech Corp. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Original Form 10-Q”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 to the Original Form 10-Q (this “Amendment”) is being filed solely for the purpose of correcting certain inadvertent typographical errors in the cover page and “Item 1. Financial Statements” of Part I of the Original Form 10-Q. Specifically, this Amendment corrects (i) the number of shares of the Company’s common stock on the cover page of the Original Form 10-Q as of the latest practicable date from 83,775,039 to 83,765,039, (ii) the amount reflected in the condensed consolidated statements of operations and comprehensive loss line item “Total operating expenses” by changing it from $4,829,411 to $4,710,595, and (iii) the amount reflected in the condensed consolidated statements of operations and comprehensive loss line item “Operating Loss” by changing it from $(4,207,946) to $(4,089,130). The effect of the changes described herein did not impact any other amounts reflected in the condensed consolidated statements of operations and comprehensive loss, nor did it impact the condensed consolidated balance sheet or condensed consolidated statements of changes in stockholders’ equity (deficit).

In addition, pursuant to the rules of the SEC, “Item 6. Exhibits” of Part II of the Original Form 10-Q has been amended to provide currently dated certifications from the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are included as Exhibits 31.1, 31.2 and 32.1 hereto.

Except for the foregoing information that was specifically corrected herein, this Amendment and the disclosures herein have not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-Q nor does it change any other disclosures contained in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our filings made with the SEC subsequent to the filing of the Original Form 10-Q.

REALPHA TECH CORP.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$587,311	$3,123,530
Accounts receivable, net	197,158	182,425
Receivable from related parties	2,259	12,873
Prepaid expenses	3,849,221	180,158
Current assets of discontinued operations	53,476	56,931
Other current assets	372,182	487,181
Total current assets	$5,061,607	$4,043,098

Property and Equipment, at cost
Property and equipment, net	51,328	102,638

Other Assets
Investments	212,602	215,000
Other long term assets	848,000	31,250
Intangible assets, net	3,172,083	3,285,406
Goodwill	6,171,918	4,211,166
Capitalized software development - work in progress	—	105,900

TOTAL ASSETS	$15,517,538	$11,994,458

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,184,106	$655,765
Related party payables	5,724	9,287
Short term loans - related parties -current portion	258,239	261,986
Short term loans - unrelated parties -current portion	324,656	519,153
Note payable, current-net of discount	3,741,878	—
Accrued expenses	1,057,665	1,164,813
Deferred liabilities, current portion	2,916,219	1,534,433
Total current liabilities	$9,488,487	$4,145,437

Long-Term Liabilities
Embedded derivative liability	4,745,634	—
Preferred stock liability	249,458	—
Other long term loans - related parties - net of current portion	22,514	45,052
Other long term loans - unrelated parties - net of current portion	152,925	241,121
Note payable, net of discount	—	4,909,376
Other long term liabilities	1,959,000	1,086,000
Total liabilities	$16,618,018	$10,426,986

Stockholders’ Equity (Deficit)
Preferred stock ($0.001 par value; 5,000,000 shares authorized) 1,000,000 shares designated as Series A Convertible Preferred Stock; 264,063 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock ($0.001 par value; 200,000,000 shares authorized, 52,364,654 shares outstanding as of June 30, 2025; 200,000,000 shares authorized, 45,864,503 shares outstanding as of December 31, 2024)	52,363	45,865
Additional paid-in capital	44,174,344	39,770,060
Accumulated deficit	(45,222,909)	(38,260,913)
Accumulated other comprehensive income	(113,356)	5,011
Total stockholders’ (deficit) equity of reAlpha Tech Corp.	(1,109,558)	1,560,023

Non-controlling interests in consolidated entities	9,078	7,449
Total stockholders’ (deficit) equity	(1,100,480)	1,567,472

TOTAL LIABILITIES AND STOCKOLDERS’ (DEFICIT) EQUITY	$15,517,538	$11,994,458

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$1,252,381	$62,353	$2,178,016	$82,779
Cost of revenues	630,916	18,250	1,037,884	36,499
Gross Profit	621,465	44,103	1,140,132	46,280

Operating Expenses
Wages, benefits and payroll taxes	1,576,421	476,179	2,636,525	895,084
Repairs and maintenance	106	846	960	1,595
Utilities	6,705	979	11,918	2,641
Travel	23,393	64,317	84,384	111,281
Dues and subscriptions	40,007	24,385	92,239	36,743
Marketing and advertising	1,483,672	130,378	2,002,611	207,740
Professional and legal fees	1,003,732	311,792	1,745,891	780,517
Depreciation and amortization	131,045	69,331	310,194	140,784
Impairment of capitalized software	105,900	—	105,900	—
Other operating expenses	339,614	175,291	660,899	312,319
Total operating expenses	4,710,595	1,253,498	7,651,521	2,488,704

Operating Loss	(4,089,130)	(1,209,395)	(6,511,389)	(2,442,424)

Other Expense (income)
Changes in fair value of contingent consideration	(174,000)	—	(81,000)	—
Interest expense, net	292,004	678	497,251	11,123
Change in fair value of preferred stock liability and embedded derivative liability	(339,378)	—	(339,378)	—
Other expense, net	242,260	267,368	372,106	442,100
Total other expense	20,886	268,046	448,979	453,223

Net Loss from continuing operations before income taxes	(4,110,016)	(1,477,441)	(6,960,368)	(2,895,647)
Income tax (expense) benefit	—	—	—	—

Net Loss from continuing operations	(4,110,016)	(1,477,441)	(6,960,368)	(2,895,647)

Discontinued operations (Rhove)
Loss from operations of discontinued Operations	—	(871)	—	(1,710)
Income tax benefit	—	—	—	—
Loss on discontinued operations	—	(871)	—	(1,710)

Net Loss	$(4,110,016)	$(1,478,312)	$(6,960,368)	$(2,897,357)

Less: Net Loss Attributable to Non-Controlling Interests	2,038	17	1,629	(48)

Net Loss Attributable to Controlling Interests	$(4,112,054)	$(1,478,329)	$(6,961,997)	$(2,897,309)

Other comprehensive income
Foreign currency translation adjustments	(106,436)	—	(98,511)	—
Total other comprehensive loss	(106,436)	—	(98,511)	—

Comprehensive Loss Attributable to Controlling Interests	$(4,218,490)	$(1,478,329)	$(7,060,508)	$(2,897,309)

Basic loss per share
Continuing operations	$(0.08)	$(0.03)	$(0.14)	$(0.07)
Discontinued operations	$—	$—	$—	$—
Net Loss per share — basic	$(0.08)	$(0.03)	$(0.14)	$(0.07)

Diluted loss per share
Continuing operations	$(0.08)	$(0.03)	$(0.14)	$(0.07)
Discontinued operations	$—	$—	$—	$—
Net Loss per share — diluted	$(0.08)	$(0.03)	$(0.14)	$(0.07)

Weighted-average outstanding shares — basic	51,289,445	44,244,893	48,663,950	44,173,208

Weighted-average outstanding shares — diluted	51,289,445	44,244,893	48,663,950	44,173,208

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2025, and 2024 (unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	ReAlpha Tech Corp. and Subsidiaries	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity

Balance at December 31, 2023	44,122,091	$44,123	—	$—	$36,899,497	$(12,237,885)	$—	$24,705,735	$3,050	$24,708,785
Net loss	—	—	—	—	—	(1,418,980)	—	(1,418,980)	(65)	(1,419,045)
Balance at March 31, 2024	44,122,091	$44,123	—	$—	$36,899,497	$(13,656,865)	$—	$23,286,755	$2,985	$23,289,740
Net loss	—	—	—	—	—	(1,478,329)	—	(1,478,329)	17	(1,478,312)
Common stock issuance to employees & directors	201,135	201	—	—	202,945	—	—	203,146	—	203,146
Common stock issuance to Naamche acquisition	—	—	—	—	193,500	—	—	193,500	—	193,500
RTC India - non controlling interest	—	—	—	—	—	—	—	—	5	5
Balance at June 30, 2024	44,323,226	$44,324	$—	$—	$37,295,942	$(15,135,194)	$—	$22,205,072	$3,007	$22,208,079

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	ReAlpha Tech Corp. and Subsidiaries	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Gain)	Equity	Interests	Equity

Balance at December 31, 2024	45,864,503	$45,865	—	$—	$39,770,060	$(38,260,913)	$5,011	$1,560,023	$7,449	$1,567,472
Net loss	—	—	—	—	—	(2,849,942)	—	(2,849,942)	(409)	(2,850,351)
Other comprehensive loss	—	—	—	—	—	—	(11,931)	(11,931)	—	(11,931)
Common stock issuance to AiChat10X Pte.	189,679	189	—	—	(189)	—	—	—	—	—
Common stock issuance through ATM	160,879	160	—	—	231,075	—	—	231,235	—	231,235
Common stock issuance to Streeterville Capital, LLC	15,873	16	—	—	19,984	—	—	20,000	—	20,000
Stock-based compensation	—	—	—	—	78,355	—	—	78,355	—	78,355

Balance at March 31, 2025	46,230,934	$46,230	$—	$—	$40,099,285	$(41,110,855)	$(6,920)	$(972,260)	$7,040	$(965,220)
Net loss	—	—	—	—	—	(4,112,054)	—	(4,112,054)	2,038	(4,110,016)
Other comprehensive loss	—	—	—	—	—	—	(106,436)	(106,436)	—	(106,436)
Common stock issuance for warrants exercised	4,218,751	4,218	—	—	2,930,692	—	—	2,934,910	—	2,934,910
Common stock issuance for GTG acquisition	700,055	700	—	—	450,435	—	—	451,135	—	451,135
Common stock issuance to Employees	99,100	99	—	—	63,952	—	—	64,051	—	64,051
Common stock issuance to Streeterville Capital, LLC	747,607	748	—	—	369,317	—	—	370,065	—	370,065
Common stock issuance to Non- Employee	50,505	50	—	—	24,950	—	—	25,000	—	25,000
Common stock issuance through ATM	317,702	318	—	—	106,776	—	—	107,094	—	107,094
Stock-based compensation	—	—	—	—	128,937	—	—	128,937	—	128,937

Balance at June 30, 2025	52,364,654	52,363	—	—	44,174,344	(45,222,909)	(113,356)	(1,109,558)	9,078	(1,100,480)

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025, and 2024 (unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024

Cash Flows from Operating Activities:
Net Loss	$(6,960,368)	$(2,897,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261,444	140,784
Impairment of capitalized software	105,900	—
Amortization of loan discounts	242,502	—
Stock based compensation	271,343	203,146
Change in fair value of contingent consideration	(81,000)	—
Loss on extinguishment of debt	70,065	—
Change in fair value of preferred stock liability and embedded derivative liability	(339,378)	—
Non cash commitment fee expenses	250,000	250,000
Non cash marketing and advertising	1,293,991	—
Non cash compensation - GTG Financial	106,000	—
Non cash dividend payable Series A convertible preferred stock	49,548	—
Loss/(gain) on sale of properties	48,748	(31,392)
Loss/(gain) from equity method investment	2,398	(129,045)
Changes in operating assets and liabilities
Accounts receivable	(14,733)	152,829
Receivable from related parties	10,614	—
Payable to related parties	(3,563)	—
Prepaid expenses	61,946	111,883
Other current assets	(225,920)	(17,670)
Accounts payable	428,013	28,102
Accrued expenses	(216,616)	(362,159)
Deferred liabilities	37,036	—
Total adjustments	2,358,338	346,478
Net cash used in operating activities	(4,602,029)	(2,550,879)

Cash Flows from Investing Activities:
Additions to property and equipment	(27,114)	(1,245)
Proceeds from sale of property	—	78,000
Net cash paid to acquire business	349,529	786
Cash used for additions to intangible assets	(131,283)	(156,964)
Net cash provided by (used in) investing activities	191,132	(79,423)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	155,481	—
Payments of debt	(1,554,456)	(143,885)
Proceeds from issuance of common stock	3,508,490	—
Equity issuance costs	(235,251)	—
Net cash provided by (used in) financing activities	1,874,264	(143,885)

Net decrease in cash	(2,536,633)	(2,774,187)

Effect of exchange rate changes on cash	—	144

Cash - Beginning of Period	3,123,944	6,456,370

Cash - End of Period	$587,311	$3,682,327

Supplemental disclosure of cash flow information
Cash paid for interest	38,758	—

Non-Cash Investing and Financing Activities:
Preferred stock issuance - MMC transaction	5,000,000	—
Preferred stock issuance - GTG Financial	284,922	—
Deferred cash payments - GTG Financial	1,344,750	—
Common stock issuance for GTG Financial acquisition	451,135	—
Common stock issuance to Streeterville Capital, LLC	370,065	—
Common stock issuance - GTG Financial	1,287,000	—

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

PART II – OTHER INFORMATION

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

REALPHA TECH CORP.

Date: August 15, 2025	By:	/s/ Michael J. Logozzo
Michael J. Logozzo
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2025	By:	/s/ Piyush Phadke
Piyush Phadke
Chief Financial Officer (Principal Financial and Accounting Officer)

