Form 10-Q
period 2025-09-30
reAlpha Tech Corp.
filed 2025-11-12
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant has 128,044,308 shares of common stock, par value $0.001, issued and outstanding.

REALPHA TECH CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION3

ITEM 1. FINANCIAL STATEMENTS

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025	December 31, 2024
ASSETS

Current Assets
Cash	$9,278,879	$3,123,530
Accounts receivable, net	42,943	182,425
Receivable from related parties	-	12,873
Prepaid expenses	2,509,042	180,158
Current assets of discontinued operations	-	56,931
Other current assets	361,558	487,181
Total current assets	12,192,422	4,043,098

Property and Equipment, at cost
Property and equipment, net	$50,378	$102,638

Other Assets
Investments	204,923	215,000
Other long term assets	-	31,250
Intangible assets, net	3,071,109	3,285,406
Goodwill	4,208,261	4,211,166
Capitalized software development - work in progress	-	105,900

TOTAL ASSETS	$19,727,093	$11,994,458

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$200,386	$655,765
Related party payables	5,622	9,287
Short term loans - related parties -current portion	227,504	261,986
Short term loans - unrelated parties -current portion	260,966	519,153
Accrued expenses	1,246,672	1,164,813
Deferred liabilities, current portion	1,117,807	1,534,433
Total current liabilities	$3,058,957	$4,145,437

Long-Term Liabilities
Embedded derivative liability	4,479,980	-
Preferred stock liability	377,343	-
Other long term loans - related parties - net of current portion	6,424	45,052
Other long term loans - unrelated parties - net of current portion	103,811	241,121
Note payable, net of discount	-	4,909,376
Other long term liabilities	801,000	1,086,000
Total liabilities	$8,827,515	$10,426,986

Stockholders’ Equity (Deficit)
Preferred Stock ($0.001 par value; 5,000,000 shares authorized) 1,000,000 shares designated as Series A Convertible Preferred Stock; 250,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock ($0.001 par value; 200,000,000 shares authorized, 103,050,651 shares outstanding as of September 30, 2025; 200,000,000 shares authorized, 45,864,503 shares outstanding as of December 31, 2024)	103,047	45,865
Common stock to be issued	280,000	-
Additional paid-in capital	61,610,536	39,770,060
Accumulated deficit	(51,008,326)	(38,260,913)
Accumulated other comprehensive (loss) income	(96,074)	5,011
Total stockholders’ equity of reAlpha Tech Corp.	10,889,183	1,560,023

Non-controlling interests in consolidated entities	10,395	7,449
Total stockholders’ equity	10,899,578	1,567,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,727,093	$11,994,458

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$1,445,137	$339,227	$3,623,153	$422,006
Cost of revenue	695,557	113,361	1,733,441	139,687
Gross Profit	749,580	225,866	1,889,712	282,319

Operating Expense
Wages, benefits and payroll taxes	1,655,061	779,561	4,291,586	1,674,647
Repairs and maintenance	344	1,537	1,304	3,132
Utilities	4,963	2,555	16,881	5,197
Travel	27,172	75,424	111,556	186,705
Dues and subscriptions	29,732	37,491	121,971	74,234
Marketing and advertising	2,481,015	243,362	4,483,626	451,103
Professional and legal fees	996,329	441,569	2,742,220	1,222,086
Depreciation and amortization	132,001	99,009	393,445	239,792
Impairment of capitalized software	-	-	105,900	-
Other operating expense	371,764	170,548	1,032,663	345,832
Total operating expense	5,698,381	1,851,056	13,301,152	4,202,728

Operating Loss	(4,948,801)	(1,625,190)	(11,411,440)	(3,920,409)

Other Expense (income)
Changes in fair value of contingent consideration	(67,000)	-	(148,000)	-
Interest expense, net	388,364	119,485	934,365	130,607
Change in fair value of preferred stock liability and embedded derivative liability	95,495	-	(243,883)	-
Other expense, net	415,664	289,469	787,770	741,249
Total other expense	832,523	408,954	1,330,252	871,856

Net Loss from continuing operations before income taxes	(5,781,324)	(2,034,144)	(12,741,692)	(4,792,265)
Income tax (expense) benefit	-	-	-	-

Net Loss from continuing operations	(5,781,324)	(2,034,144)	(12,741,692)	(4,792,265)

Discontinued operations (Roost and Rhove)
Loss from operations of discontinued operations	-	(64,430)	-	(203,666)
Income tax benefit	-	-	-	-
Loss on discontinued operations	$-	$(64,430)	$-	$(203,666)

Net Loss	$(5,781,324)	$(2,098,574)	$(12,741,692)	$(4,995,931)

Less: Net Income (Loss) Attributable to Non-Controlling Interests	1,317	(26)	2,946	(74)

Net Loss Attributable to Controlling Interests	$(5,782,641)	$(2,098,548)	$(12,744,638)	$(4,995,857)

Other comprehensive income (loss)
Foreign currency translation adjustments	17,282	(33,917)	(89,154)	(33,917)
Total other comprehensive income (loss)	17,282	(33,917)	(89,154)	(33,917)

Comprehensive Loss Attributable to Controlling Interests	$(5,765,359)	$(2,132,465)	$(12,833,793)	$(5,029,774)

Basic loss per share
Continuing operations	$(0.07)	$(0.05)	$(0.22)	$(0.11)
Discontinued operations	$-	$-	$-	$-
Net Loss per share — basic	$(0.07)	$(0.05)	$(0.22)	$(0.11)

Diluted loss per share
Continuing operations	$(0.07)	$(0.05)	$(0.22)	$(0.11)
Discontinued operations	$-	$-	$-	$-
Net Loss per share — diluted	$(0.07)	$(0.05)	$(0.22)	$(0.11)

Weighted-average outstanding shares — basic	81,716,309	44,372,982	58,167,658	44,240,099

Weighted-average outstanding shares — diluted	81,716,309	44,372,982	58,167,658	44,240,099

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2025, and 2024 (unaudited)

			Series A Convertible		Additional	Common		Accumulated Other	reAlpha Tech Corp. and	Non-	Total
	Common Stock		Preferred Stock		Paid-in	Stock to be	Accumulated	Comprehensive	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Loss	Equity	Interests	Equity

Balance at December 31, 2023	44,122,091	$44,123	-	$-	$36,899,497	$-	$(12,237,885)	$-	$24,705,735	$3,050	$24,708,785
Net loss	-	-	-	-	-	-	(1,418,980)	-	(1,418,980)	(65)	(1,419,045)
Balance at March 31, 2024	44,122,091	$44,123	-	$-	$36,899,497	$-	$(13,656,865)	$-	$23,286,755	$2,985	$23,289,740
Net loss	-	-	-	-	-	-	(1,478,329)	-	(1,478,329)	17	(1,478,312)
Common stock issuance to employees & directors	201,135	201	-	-	202,945	-	-	-	203,146	-	203,146
Common stock issuance for Naamche acquisition	-	-	-	-	193,500	-	-	-	193,500	-	193,500
RTC India - non- controlling interests	-	-	-	-	-	-	-	-	-	5	5
Balance at June 30, 2024	44,323,226	$44,324	$-	$-	$37,295,942	$-	$(15,135,194)	$-	$22,205,072	$3,007	$22,208,079
Net loss	-	-	-	-	-	-	(2,098,548)	-	(2,098,548)	(26)	(2,098,574)
Other comprehensive loss	-	-	-	-	-	-	-	(33,917)	(33,917)	-	(33,917)
Common stock issuance for Naamche acquisition	-	-	-	-	(193,500)	-	-	-	(193,500)	-	(193,500)
Common stock issuance for reAlpha Mortgage acquisition	1,146,837	1,147	-	-	1,512,853	-	-	-	1,514,000	-	1,514,000
Common stock issuance for AiChat acquisition	-	-	-	-	1,022,975	-	-	-	1,022,975	-	1,022,975
Common stock issuance for services	83,000	83	-	-	108,647	-	-	-	108,730	-	108,730
Common stock issuance for employees	3,288	3	-	-	4,304	-	-	-	4,307	-	4,307
Common stock issuance to AiChat employees	14,616	15	-	-	19,132	-	-	-	19,147	-	19,147
Hyperfast - Non-Controlling Interest	-	-	-	-	-	-	-	-	-	3,750	3,750
RTC India - Non-Controlling Interest	-	-	-	-	-	-	-	-	-	(1,816)	(1,816)
Balance at September 30, 2024	45,570,967	45,572	-	-	39,770,353	-	(17,233,742)	(33,917)	22,548,266	4,915	22,553,181

			Series A Convertible		Additional	Common		Accumulated Other	reAlpha Tech Corp. and	Non-	Total
	Common Stock		Preferred Stock		Paid-in	Stock to be	Accumulated	Comprehensive	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2024	45,864,503	$45,865	-	$-	$39,770,060	$-	$(38,260,913)	$5,011	$1,560,023	$7,449	$1,567,472
Net loss	-	-	-	-	-	-	(2,849,942)	-	(2,849,942)	(409)	(2,850,351)
Other comprehensive loss	-	-	-	-	-	-	-	(11,931)	(11,931)	-	(11,931)
Common stock issuance to AiChat10X Pte. Ltd.	189,679	189	-	-	(189)	-	-	-	-	-	-
Common stock issuance through ATM	160,879	160	-	-	231,075	-	-	-	231,235	-	231,235
Common stock issuance to Streeterville Capital, LLC	15,873	16	-	-	19,984	-	-	-	20,000	-	20,000
Stock-based compensation	-	-	-	-	78,355	-	-	-	78,355	-	78,355
Balance at March 31, 2025	46,230,934	$46,230	$-	$-	$40,099,285	$-	$(41,110,855)	$(6,920)	$(972,260)	$7,040	$(965,220)
Net loss	-	-	-	-	-	-	(4,112,054)	-	(4,112,054)	2,038	(4,110,016)
Other comprehensive loss	-	-	-	-	-	-	-	(106,436)	(106,436)	-	(106,436)
Common stock issuance - Warrants exercised	4,218,751	4,218	-	-	2,930,692	-	-	-	2,934,910	-	2,934,910
Common stock issuance for GTG acquisition	700,055	700	-	-	450,435	-	-	-	451,135	-	451,135
Common stock issuance to Employees	99,100	99	-	-	63,952	-	-	-	64,051	-	64,051
Common stock issuance to Streeterville Capital, LLC	747,607	748	-	-	369,317	-	-	-	370,065	-	370,065
Common stock issuance to Non- Employee	50,505	50	-	-	24,950	-	-	-	25,000	-	25,000
Shares issued through ATM	317,702	318	-	-	106,776	-	-	-	107,094	-	107,094
Stock-based compensation	-	-	-	-	128,937	-	-	-	128,937	-	128,937

Balance at June 30, 2025	52,364,654	$52,363	$-	$-	$44,174,344	$-	$(45,222,909)	$(113,356)	$(1,109,558)	$9,078	$(1,100,480)
Net loss	-	-	-	-	-	-	(5,782,641)	-	(5,782,641)	1,317	(5,781,324)
Other comprehensive income	-	-	-	-	-	-	-	17,282	17,282	-	17,282
Common stock issuance - Public offering	13,333,334	13,333	-	-	1,730,717	-	-	-	1,744,050	-	1,744,050
Common stock issuance - RDO	14,285,718	14,285	-	-	4,569,766	-	-	-	4,584,051	-	4,584,051
Common stock issuance - Private Placement Warrants exercised	11,552,859	11,553	-	-	4,031,948	-	-	-	4,043,501	-	4,043,501
Common stock issuance - Public offering Warrants exercised	7,521,668	7,522	-	-	5,633,729	-	-	-	5,641,251	-	5,641,251
Common stock cancellation for GTG rescission	(700,055)	(700)	-	-	(450,435)	-	(2,776)	-	(453,911)	-	(453,911)
Common stock issuance to Employees	76,607	75	-	-	30,277	-	-	-	30,352	-	30,352
Common stock issuance to Streeterville Capital, LLC	1,267,656	1,268	-	-	348,732	-	-	-	350,000	-	350,000
Common stock issuance to AiChat10X Pte. Ltd.	255,951	256	-	-	180,269	-	-	-	180,525	-	180,525
Common stock issuance - ATM	2,474,402	2,474	-	-	835,190	-	-	-	837,664	-	837,664
Common stock issuance - RDO Placement Agent warrants exercised	617,857	618	-	-	269,695	-	-	-	270,313	-	270,313
Stock-based compensation	-	-	-	-	256,304	-	-	-	256,304	-	256,304
Common stock to be issued - Private Placement Warrants exercised	-	-	-	-	-	280,000	-	-	280,000	-	280,000

Balance at September 30, 2025	103,050,651	$103,047	$-	$-	$61,610,536	$280,000	$(51,008,326)	$(96,074)	$10,889,183	$10,395	$10,899,578

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025, and 2024 (unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net Loss	$(12,741,692)	$(4,995,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393,445	304,222
Impairment of capitalized software	105,900	145,746
Amortization of loan discounts	545,624	-
Stock-based compensation - employees	557,999	207,454
Stock-based compensation - services	-	108,647
Change in fair value of contingent consideration	(148,000)	-
Loss on extinguishment of debt	438,834	-
Change in fair value of preferred stock liability and embedded derivative liability	(243,883)	-
Non-cash commitment fee expenses	375,000	375,000
Non-cash marketing and advertising	3,373,866	-
Non-cash compensation expense - GTG Financial	106,000	-
Non-cash dividend payable on Series A convertible preferred stock	78,391	-
Gain on rescission of GTG acquisition	(94,071)	-
Loss/(gain) on sale of property and equipment	48,748	(31,392)
Loss/(gain) from equity method investment	10,077	(20,663)
Changes in operating assets and liabilities
Accounts receivable	139,482	150,736
Receivable from related parties	12,873	-
Payable to related parties	(3,665)	-
Prepaid expenses	57,711	193,260
Other current assets	(286,820)	(6,843)
Accounts payable	(555,707)	(59,178)
Accrued expenses	(781,173)	(177,148)
Deferred liabilities	(236,101)	-
Total adjustments	3,894,530	1,189,841
Net cash used in operating activities	(8,847,162)	(3,806,090)

Cash Flows from Investing Activities:
Additions to property and equipment	(32,604)	(8,781)
Proceeds from sale of properties	-	78,000
Net cash acquired in business combination	349,529	(20,464)
Deconsolidation of GTG cash	(207,606)	-
Cash used for additions to capitalized software	(156,892)	(417,024)
Net cash used in investing activities	(47,573)	(368,269)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	155,481	5,000,000
Payments of debt	(5,409,086)	(205,134)
Proceeds from issuance of common stock	21,615,811	-
Debt extinguishment expenses	(368,769)	-
Equity issuance expenses	(941,742)	-
Net cash provided by financing activities	15,051,695	4,794,866

Net increase in cash	6,156,960	620,507

Effect of exchange rate changes on cash	(1,611)	-

Cash - Beginning of Period	3,123,530	6,456,370

Cash - End of Period	$9,278,879	$7,076,877

Supplemental disclosure of cash flow information
Cash paid for interest	457,036	130,607

Noncash Investing and Financing Activities:
Preferred stock issuance - MMC transaction	5,000,000	-
Non-cash conversion of debt to equity – Streeterville Capital, LLC	720,065	-
Issuance of warrants to placement agents in connection with equity offerings	299,768	-

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

Utilizing the power of artificial intelligence (“AI”) and an acquisition-led growth strategy, our goal is to offer a more affordable, streamlined experience for those on the journey to homeownership.

The Company is a technology-driven, integrated services company, leveraging AI to enhance the homebuying experience and streamline real estate transactions. At the core of the Company’s strategy is the reAlpha platform, an AI-powered solution designed to simplify the home purchase process while generating revenue through realty services, mortgage brokering services, and digital title and escrow services.

The Company operates through its subsidiaries, Naamche, Inc. (“U.S. Naamche”), Naamche, Inc. Pvt. Ltd. (“Nepal Naamche” and together with U.S. Naamche, “Naamche”), and AiChat Pte. Ltd. (“AiChat”) to expand its software development expertise and AI-driven engagement tools, and reAlpha Realty, LLC, Debt Does Deals, LLC (f/k/a Be My Neighbor and d/b/a reAlpha Mortgage) (“reAlpha Mortgage”), and Hyperfast Title LLC (“Hyperfast”) to provide real estate brokerage and closing services, which enable the Company to capture value across multiple stages of the transaction process. During the three months ended September 30, 2025, the Company’s acquisition of GTG Financial, Inc. (“GTG” or “GTG Financial”) was rescinded pursuant to the terms of the Stock Purchase Agreement, by and among GTG Financial, Glenn Groves (the “Seller”) and the Company, dated February 20, 2025 (the “SPA”). As a result of the rescission of the SPA, GTG is no longer a subsidiary of the Company as of August 21, 2025 (the “Rescission Date”) (see “Note 4 – Business Combinations” for more information).

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

The Company’s principal executive office is located at 6515 Longshore Loop, Suite 100, Dublin, OH 43017.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities that the Company holds a controlling financial interest of, and those in which it owns more than 50% of the voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of September 30, 2025, the Company’s cash was held by financial institutions that management believes have acceptable credit. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

In accordance with ASC 326, Investments - Financial Instruments-Credit Losses the Company applies the Current Expected Credit Losses (“CECL”) model to estimate expected credit losses over the lifetime of financial assets measured at amortized cost. The Company has determined that accounts receivable is the only financial asset subject to CECL assessment, as it does not have any loan receivables, held-to-maturity debt securities, or other financial instruments requiring CECL evaluation.

The Company’s CECL methodology incorporates historical loss experience and current economic conditions to assess credit risk and expected loss reserves.

During the nine months ended September 30, 2025, the Company collected all previously outstanding receivables attributable to AiChat, its Singapore subsidiary. As a result, the previously recorded CECL reserve of 0.05% was released. However, a new CECL provision for the three months ended September 30, 2025 was recorded based on updated receivables and risk profiles as of September 30, 2025. The CECL reserve is netted against accounts receivable, net on the balance sheet.

There were no changes in the Company’s credit risk exposure, CECL methodology, and/or reserve assumptions during the nine months ended September 30, 2025. The updated values are as follows:

Amount
Opening balance, January 1, 2025	62
Provision for expected credit losses	279
Release of allowance for expected credit losses	(121)
Ending balance, September 30, 2025	$220

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2025.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) when control of services is transferred to the customer. On a standalone basis, the Company generates revenue by providing monthly support services. Revenue is recognized over time as the services are performed and the customer benefits from them.

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

GTG Financial, a mortgage brokerage company, complies with ASC 606 by recognizing revenue at the point of loan funding. This moment marks the transfer of control of the loan to the borrower, capturing the completion of GTG Financial’s primary service successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan is funded, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations. Effective as of the Rescission Date, the Company’s acquisition of GTG Financial was rescinded. Accordingly, GTG Financial is no longer a subsidiary of the Company, and its results are not included in these unaudited condensed consolidated financial statements for periods after that date (see “Note 4 – Business Combinations” for more information).

Naamche, a subsidiary of the Company that provides services related to the development of technology, adheres to ASC 606 for revenue recognition, primarily from its service-based contracts. This approach involves detailed identification of contracts with customers, determination of distinct performance obligations within these contracts, and accurate allocation of transaction prices to these obligations. Revenue is recognized as Naamche satisfies each performance obligation, typically over time, reflecting the ongoing delivery and customer consumption of its tech-driven services.

Recent Accounting Pronouncements

Accounting Pronouncements Issued and Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments—Credit Losses (Topic 326) (“ASU 2025-05”), which introduces a practical expedient for all entities and an accounting policy election for certain entities related to estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments, developed in coordination with the Private Company Council, address stakeholder concerns regarding the cost and complexity of applying the current expected credit loss model to such balances. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those years, with early adoption permitted.

The Company elected to early adopt ASU 2025-05 during the quarter ended September 30, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.

Note 3 - Going Concern

During the quarter ended September 30, 2025, the Company incurred a net loss and experienced negative operating cash flows. These conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these unaudited condensed consolidated financial statements.

Management has evaluated these conditions and developed plans intended to alleviate the substantial doubt, including by raising capital through equity offerings. As of September 30, 2025, the Company had cash and cash equivalents of approximately $9.3 million, a significant portion of which consist of proceeds raised by the Company’s recent equity offerings. Management believes such cash and cash equivalents are sufficient to meet its obligations as they become due over the next twelve months.

Based on these factors, management has determined that its plans are likely to be successfully implemented and will mitigate the conditions that initially raised substantial doubt about the Company’s ability to continue as a going concern. While the proceeds of the recent equity offerings have alleviated this substantial doubt, the financial statements for the quarter ended September 30, 2025, continue to be prepared on a going concern basis.

Note 4 - Business Combinations

For comprehensive information regarding acquisitions completed in the fiscal year ended December 31, 2024, please refer to “Note 5 - Business Combinations” included in the Form 10-K.

Rescission of GTG Financial, Inc.

In connection with the acquisition of GTG Financial, completed on February 20, 2025, the Company was contractually obligated under the SPA to issue shares of common stock valued at approximately $1.29 million. The number of shares of common stock was determined based on the 7-day volume-weighted average price (“VWAP”) of the Company’s common stock as reported on The Nasdaq Stock Market (“Nasdaq”) prior to the closing date. Based on a VWAP of $1.84, the Company issued 700,055 shares on April 28, 2025, to satisfy this obligation. In accordance with ASC 505, Equity, equity-classified instruments are recorded at fair value on the date of issuance. As a result, the preliminary purchase price allocation, previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, was updated as of June 30, 2025, to reflect a measurement period adjustment of $835,866, resulting in a corresponding reduction to goodwill.

On the Rescission Date, GTG Financial exercised its right to rescind the SPA originally executed on February 20, 2025. As part of the rescission, the shares of the Company’s series A convertible preferred stock (the “Series A Preferred Stock”) and common stock previously issued were returned and cancelled, and all obligations, such as the deferred cash, and contingent consideration, were extinguished. In accordance with ASC 810 Consolidation (“ASC 810”), the Company recognized gain on deconsolidation of $94,071 in the unaudited condensed consolidated statement of operations and comprehensive loss. The gain represents the difference between the carrying amounts of GTG Financial’s net assets derecognized and the carrying amounts of the consideration cancelled. No market transaction occurred at the Rescission Date. Accordingly, amounts were measured at carrying value.

In accordance with ASC 810, the rescission was accounted for as a deconsolidation, with GTG Financial’s assets, liabilities, equity balances, and results of operations removed from the Company’s unaudited condensed consolidated financial statements as of the Rescission Date. No remeasurement was required, as the Company did not retain any equity interest or other investment in GTG Financial following the rescission. Because the rescission involved the cancellation of shares and extinguishment of obligations without a market transaction, all amounts were measured at their carrying values. The transaction was not conducted with a related party, and GTG Financial is not considered a related party after the rescission.

Note 5 - Property and equipment, net

1. Property and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Computer	$79,960	$69,269
Furniture and fixtures	33,113	53,021
Vehicles	-	73,969
Property and equipment at cost	113,073	196,259
Less: accumulated depreciation	(62,695)	(93,621)
Property and equipment, net	$50,378	$102,638

The Company recorded depreciation expenses of $5,420 and $22,259 for the three and nine months ended September 30, 2025, respectively, and $7,245 and $19,168 for the three and nine months ended September 30, 2024, respectively.

Note 6 - Capitalized Software Development Costs, Work In Progress

The Company adheres to ASC 350, Intangibles - Goodwill and Other, Internal-Use Software for the capitalization of software development costs. During the nine months ended September 30, 2025, the Company impaired the carrying amount of capitalized software due to the discontinuation of further development and the software becoming obsolete.

During the three months ended and nine months ended September 30, 2025, the Company recognized an impairment of approximately $0 and $105,000, respectively, compared to $0 for the same periods in 2024.

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

Changes in the carrying amount of goodwill during the nine months ended September 30, 2025, were as follows:

Technology Services
Balance at January 1, 2025	$4,211,166
Goodwill acquired in connection with the GTG Financial acquisition	2,799,523
Goodwill impairment	-
Goodwill measurement period adjustment (1)	(841,676)
Goodwill derecognized due to rescission of the GTG Financial acquisition (2)	(1,960,752)
Balance at September 30, 2025	$4,208,261

(1)

The goodwill measurement period adjustment includes (i) a reduction of $838,771 related to the GTG Financial acquisition primarily due to the finalizing of the equity issuance valuation, and (ii) a reduction of $2,905 related to the reAlpha Mortgage acquisition resulting from updated purchase price allocation estimates.

(2)	$1,960,752 of the goodwill initially recognized in connection with the acquisition of GTG Financial was fully derecognized on the Rescission Date. As a result, no goodwill related to GTG Financial remains on the Company’s unaudited condensed consolidated balance sheet.

(i) The components of intangible assets as of September 30, 2025, all of which are finite lived, are as follows:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
Developed technology	5 years	$1,697,402	$(268,630)	$1,428,772
Trademarks and trade names	5-15 years	1,669,282	(95,644)	1,573,638
Customer relationships	6-10 years	75,613	(6,914)	68,669
Intangible assets, net		$3,442,297	$(371,188)	$3,071,109

(ii) The components of intangible assets as of December 31, 2024, all of which are finite lived, are as follows:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
Developed technology	5 years	$2,131,130	$(590,619)	$1,540,511
Trademarks and trade names	5-15 years	1,748,500	(71,333)	1,677,167
Customer relationships	6-10 years	106,615	(38,887)	67,728
Intangible assets, net		$3,986,245	$(700,839)	$3,285,406

The Company recorded amortization expenses of $126,580 and $371,186 for the three and nine months ended September 30, 2025, respectively, and $131,818 and $260,679 for the three and nine months ended September 30, 2024, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2025:

Years Ending December 31:	Amount
2025 (remaining period)	127,150
2026	508,605
2027	508,605
2028	508,605
2029	355,826
Thereafter	1,062,318
Total	$3,071,109

Note 8 - Notes Payable

As of September 30, 2025, and December 31, 2024, the Company had outstanding notes payable of $0 and $4,909,376, respectively. During the three and nine months ended September 30, 2025, the Company recognized interest expense of $26,010 and $236,321, respectively, compared to $54,818 and $54,818 for the same periods in 2024.

On July 2, 2025, the Company received a redemption notice from Streeterville Capital, LLC (“Streeterville”) for a payment of $350,000. In connection with the redemption notice, the Company entered into an Exchange Agreement with Streeterville, pursuant to which the Company agreed to fully satisfy a redemption payment of $350,000 under the secured promissory note issued to Streeterville (the “Note”) by issuing 1,267,656 shares of common stock at an effective price of $0.2761 per share, in lieu of cash. In connection with the Exchange Agreement, the Company and Streeterville agreed to (i) partition a new secured promissory note in the principal amount of $350,000 (the “Partitioned Note”) and reduce the outstanding balance of the original note by the same amount, and (ii) exchange the Partitioned Note for the delivery of the common stock (the “Exchange”). Following the Exchange, the remaining outstanding balance of the original note was reduced to approximately $4,080,171.

On July 23, 2025, the Company fully repaid and extinguished the remaining outstanding balance of the Note, which had an initial principal of $5,455,000 and a maturity date of February 14, 2026. The repayment amount, which totaled approximately $4,466,202 (inclusive of a 9% prepayment penalty of $368,769), was satisfied using cash on hand and proceeds from the Company’s July 2025 equity offerings. In connection with this repayment, the Company received a certificate from Streeterville confirming full repayment and release of obligations, and Streeterville has released the Company and its subsidiaries from any further obligations or liabilities under the Note and the note purchase agreement, dated August 14, 2024, with Streeterville (the “Note Purchase Agreement”). As a result, the Company no longer has any outstanding notes payable to Streeterville as of September 30, 2025.

In connection with this repayment, total accrued interest of $402,432 was settled, and the previously unamortized debt issuance costs of $121,875 and original issue discount of $181,247 were fully amortized.

Note 9 - Related Party Transactions

Loans from Related Parties

During the nine months ended September 30, 2025, AiChat, a subsidiary of the Company, entered into related party loan transactions with (i) AiChat’s Chief Executive Officer and director, Kester Poh, (ii) Balaji Swaminathan, a member of the Company’s board of directors (the “Board”), and (iii) Sea Easy Capital Ltd. (“SEA”), a Singapore-based entity that the spouse of Mr. Swaminathan controls by virtue of her ownership or control of a majority (51%) of the capital stock of SEA. Mr. Swaminathan also serves on the advisory board of SEA. All loans were provided on terms consistent with those offered to unrelated third parties.

As of September 30, 2025, AiChat had outstanding related party loans from three parties as described above. The loan from Mr. Poh to AiChat had an outstanding balance of approximately $97,313, consisting of $83,508 in principal and $13,805 in accrued interest. The loan from Mr. Swaminathan to AiChat had an outstanding balance of approximately $49,143, including $48,643 in principal and $500 in accrued interest. The loans to AiChat from SEA’s financing arrangement had an outstanding balance of approximately $126,946 comprised of $121,693 in principal and $5,253 in accrued interest, which has been repaid subsequent to the quarter ended September 30, 2025 (see “Note 18 - Subsequent Events” for more information).

a. Summary of Short-Term Loans to Related Parties

	Average Interest Rate as of September 30, 2025	September 30, 2025	December 31, 2024
Term Loan Facility	12.07%	$247,062	$277,307
Less: Interest Reserve		(19,558)	(15,321)
Total Debt		$227,504	$261,986

b. Summary of Other Long-Term Loans to Related Parties

	Maturity Year	Average Interest Rate as of September 30, 2025	September 30, 2025	December 31, 2024
Term Loan Facility	2026	6.9%	$6,424	$54,881
Less: Interest Reserve			-	(9,829)
			$6,424	$45,052

Note 10 - Loans to Unrelated parties

a. Summary of Short-Term Loans to Unrelated Parties

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

Short-term loan balances as of September 30, 2025, and December 31, 2024, are summarized as follows:

	Average Interest Rate as of September 30, 2025	September 30, 2025	December 31, 2024
Term Loan Facility	8.90%	$275,354	$388,819
D&O Insurance		-	150,688
Less: Interest Reserve		(14,388)	(20,354)
Total Debt		$260,966	$519,153

b. Summary of Long-Term Loans to Unrelated Parties

AiChat has obtained multiple long-term loans from external lenders at an average interest rate of 6.5%. These loans support general operating needs and carry varying repayment terms. The balance also includes a vehicle loan related to a Naamche-owned vehicle, which was sold during the three months ended September 30, 2025, resulting in a loss of $48,188 recognized in the statement of operations.

Long-term loan balances as of September 30, 2025, and December 31, 2024, are summarized as follows:

	Maturity Year	Average Interest Rate as of September 30, 2025	September 30, 2025	December 31, 2024
Term Loan Facility	2024-2028	6.5%	$111,463	$210,866
Vehicle Loan	2029	11%	-	48,188
Less: Interest Reserve			(7,652)	(17,933)
			$103,811	$241,121

Note 11 - Deferred Liabilities

Deferred liabilities primarily consist of deferred revenue related to AiChat and deferred consideration from the GTG Financial acquisition. The deferred revenue reflects the net amount of revenue recognized and new deferrals during the period, representing contract liabilities for amounts billed in advance of performance. These amounts are recognized as revenue over time as the related services are delivered in accordance with the terms of the customer agreements.

Deferred consideration represents obligations payable in connection with the Company’s acquisitions. The deferred consideration to be paid to GTG Financial was cancelled on the Rescission Date, as part of the rescission of the GTG Financial acquisition (see “Note 4 – Business Combinations” for more information).

As of September 30, 2025, the Company’s deferred liabilities totaled approximately $1.1 million, compared to $1.5 million as of December 31, 2024.

Note 12 - Embedded Derivative Liability

As described in “Note 12 - Embedded Derivative Liability” to the unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, the Company bifurcated and recorded embedded derivative liabilities in connection with the issuance of Series A Preferred Stock related to the GTG Financial acquisition and the Mercurius Media Capital LP (“MMC”) media-for-equity transaction. These derivative liabilities represent the fair value of the shortfall settlement features embedded in the agreements relating to the issuance of Series A Preferred Stock to GTG Financial and MMC, pursuant to which the Company is required to settle in cash or additional shares of common stock if the value of conversion shares upon automatic conversion of the Series A Preferred Stock is less than the paid consideration for such shares of Series A Preferred Stock.

On the Rescission Date, GTG Financial rescinded the SPA, thereby rescinding the GTG Financial acquisition. As a result, the embedded derivative liability associated with the issuance of Series A Preferred Stock to GTG was derecognized at book value of $253,134 in accordance with ASC 405, Liabilities—Extinguishments of Liabilities, and the Company no longer has any derivative obligations in connection with GTG Financial as of September 30, 2025. The derivative liabilities were classified as Level 3 within the fair value hierarchy and are measured at fair value using the Black-Scholes option pricing model. The fair values of the derivative liabilities are re-measured at each reporting date, with changes in fair value recognized in earnings.

As of September 30, 2025, the derivative liabilities recorded in connection with the MMC transaction were approximately $4,480,000. During the three and nine months ended September 30, 2025, the Company recognized an increase in fair value of approximately $12,500 and $405,204, respectively, in the unaudited condensed consolidated statements of operations and comprehensive loss, compared to $0 for the same periods in 2024.

As of September 30, 2025, the Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model with the following key assumptions:

Inputs	MMC
Common stock price as of September 30, 2025	$0.76
Risk-free interest rate	4%
Expected volatility	195%
Dividend yield	3%
Expected term	2 Years

Note 13 - Preferred Stock Liability

In connection with the acquisition of GTG Financial and the transaction with MMC, the Company issued a total of 264,063 shares of Series A Preferred Stock with a stated value of $20 per share. The agreements pursuant to which these shares of Series A Preferred Stock were issued subject to certain conversion features, including a shortfall settlement feature, whereby the Company may be required to pay cash or issue shares of common stock if the aggregate value of the conversion shares issuable upon the automatic conversion of the Series A Preferred Stock is less than the paid consideration for such shares of Series A Preferred Stock.

In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815 Derivatives and Hedging (“ASC 815”), the Company bifurcated the value of the issued Series A Preferred Stock between (i) the liability component of the Series A Preferred Stock and (ii) an embedded derivative liability representing the fair value of the shortfall settlement feature. The classification was based on the fact that the instruments obligate the Company to potentially settle the conversion at a fixed monetary value through a variable number of shares of common stock, which does not meet the criteria for equity classification.

On the Rescission Date, GTG Financial rescinded the SPA, thereby rescinding the GTG Financial acquisition. In connection with the rescission, the Series A Preferred Stock liability associated with the GTG Financial acquisition was terminated at its book value of $15,632, together with accrued interest of $3,490. As a result, the Company no longer has any obligations related to the issuance of Series A Preferred Stock in connection with GTG Financial as of September 30, 2025 (see “Note 4 – Business Combinations” for more information).

These instruments are classified as liabilities under U.S. GAAP due to redemption features and shortfall settlement provisions associated with the Series A Preferred Stock issued in connection with the acquisition of GTG Financial and the MMC transaction. The liability classification reflects the presence of an embedded derivative feature under applicable accounting guidance and is therefore not included in the diluted earnings per share (“EPS”) calculation. The Series A Preferred Stock and its embedded derivative liability were excluded from the diluted EPS calculation as their inclusion would have been anti-dilutive, consistent with ASC 260, Earnings per Share (“ASC 260”).

As of September 30, 2025, the liability component of the Series A Preferred Stock recorded in connection with the MMC transaction was approximately $292,272. During the three and nine months ended September 30, 2025, the Company recognized a loss of approximately $107,995 and a net gain of approximately $605,228, respectively, related to fair value remeasurement adjustments of the preferred stock liability, which were recorded in the condensed consolidated statements of operations and comprehensive loss, compared to $0 for the same periods in 2024.

In addition, the Company accrued dividends of approximately $28,843 and $78,391 during the three and nine months ended September 30, 2025, respectively. Because the Series A Preferred Stock is classified as a liability under ASC 480, these dividends are recognized as interest expense in the condensed consolidated statements of operations and increase the carrying amount of the preferred stock liability. No dividends were accrued for the comparative three- and nine-month periods ended September 30, 2024.

The preferred stock liability is re-measured at each reporting date, with changes in fair value recognized in earnings in accordance with ASC 480.

Note 14 - Stockholders’ Equity

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share; and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share, of which 1,000,000 shares have been designated as Series A Preferred Stock. As of September 30, 2025, there were 103,050,651 shares of common stock and 250,000 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2024, there were 45,864,503 shares of common stock and 0 shares of preferred stock issued and outstanding.

Stock Based Compensation

Equity Incentive Plan

We maintain the reAlpha Tech Corp. 2022 Equity Incentive Plan (as amended, the “2022 Plan”), under which we may grant awards to our employees, officers and directors, and certain other service providers. The compensation committee of our Board (the “Compensation Committee”) administers the 2022 Plan. The 2022 Plan permits grants of awards to eligible employees, officers, directors and certain other service providers. The aggregate number of shares of common stock that may be issued under the 2022 Plan may not exceed 4,000,000 shares of common stock, of which 669,318 remain available for issuance as of September 30, 2025. During the three months ended September 30, 2025, the Company granted 1,713,996 restricted stock units (“RSUs”) and 76,607 shares of common stock pursuant to the 2022 Plan to its executive officers and certain employees, 50,000 of which RSUs were forfeited in connection with the resignation of an employee. These awards are subject to time-based vesting, with 100% of the RSUs vesting over a period ranging from 2 to 4 years from the date of grant, subject to continued service and other terms and conditions.

All of our current employees, officers, directors and certain other service providers are eligible to be granted awards under the 2022 Plan. The Compensation Committee determines eligibility for awards at its discretion.

Ending balances for the 2022 Plan as of September 30, 2025 and December 31, 2024, are as follows:

Description	Number of Shares
Balance as of December 31, 2024	3,780,961
Outstanding restricted stock units granted	(2,935,936)
Common stock issued during the nine months ended September 30, 2025	(175,707)
Balance as of September 30, 2025	669,318

The Company recorded stock-based compensation expenses of $286,581 and $557,825 for the three and nine months ended September 30, 2025, respectively, and $113,037 and $207,454 for the three and nine months ended September 30, 2024, respectively.

Short-Term Incentive Plan

On February 4, 2025, the Compensation Committee approved the Company’s 2025 Short-Term Incentive Plan (“STIP”), providing for quarterly awards of performance-based RSUs under the 2022 Plan. The STIP is designed to reward executive officers and key employees based on the achievement of quarterly performance targets tied to organic revenue, brokerage transactions, and the quality of acquisitions completed during such quarter.

Restricted Stock Units

The Company measures compensation cost for all stock-based awards granted to employees, directors, and certain other service providers based on the grant-date fair value of the award by ASC 718, Compensation - Stock Compensation (“ASC 718”). The fair value of RSUs is based on the closing market price of the Company’s common stock on the date of grant. The Company accounts for stock-based compensation in accordance with ASC 718. For awards with graded vesting features, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, treating the award as, in substance, multiple awards, in accordance with ASC 718. This method results in a front-loaded expense pattern that aligns more closely with the vesting schedule of the award.

For each fiscal quarter of 2025, the Company’s executive officers will be granted RSUs with a value of $62,500 to each of the Company’s executive officers based on the closing price of the Company’s common stock 30 calendar days after the end of each quarter.

During the nine months ended September 30, 2025, the Company granted 3,035,936 RSUs under the 2022 Plan to its executive officers and certain employees, 100,000 of which RSUs were forfeited in connection with the termination of one employee and resignation of another employee. These awards are subject to time-based vesting, with 100% of the RSUs vesting over a period ranging from 2 to 4 years from the date of grant, subject to continued service and other terms and conditions.

Summary of RSU activity for the nine months ended September 30, 2025 follows:

	Number of RSUs	Weighted Average Grant Price
Balance as on December 31, 2024	-	-
RSUs granted	3,035,936	0.71
RSUs forfeited	(100,000)	0.71
Balance as on September 30, 2025	2,935,936	0.71

As of September 30, 2025, a total of 2,935,936 RSUs remained outstanding, and none of the RSUs had vested. The RSUs were excluded from the diluted EPS calculation for the period ended September 30, 2025, as their inclusion would have been anti-dilutive under ASC 260.

Warrants

Additional details regarding the initial classification and terms of the Follow-On Warrants and GEM Warrants (each as defined below) are provided in Note 14 to the audited consolidated financial statements included in the Form 10-K.

The warrants issued to GEM Yield Bahamas Limited (“GYBL”) in October 2023 (the “GEM Warrants”) in connection with that certain Share Purchase Agreement, dated as of December 1, 2022 (the “GEM Agreement”), by and among us, GYBL, and GEM Global Yield LLC SCS (“GEM Yield”, and together with GYBL, “GEM”), remain classified as equity instruments. The Company is currently involved in litigation regarding the enforceability and adjustment provisions of the GEM Warrants. As of September 30, 2025, no reclassification or adjustment to the exercise price of the GEM Warrants has been made.

On April 6, 2025, in connection with the Company’s warrant inducement transaction, the Company entered into inducement letter agreements with certain holders of its existing warrants dated November 21, 2023 (the “Follow-On Warrants”), under which those holders agreed to exercise their warrants for cash at a reduced exercise price of $0.75 per share. In exchange, the Company agreed to issue warrants (the “New Warrants”) to purchase 8,437,502 shares of common stock (the “New Warrant Shares”). The issuance of the New Warrant Shares was subject to stockholder approval thereof, and such stockholder approval was obtained. The warrant inducement transaction closed on April 8, 2025 and resulted in the issuance of 4,218,751 shares of common stock and gross proceeds of approximately $3.1 million. In addition, the Company reduced the exercise price of Follow-On Warrants held by non-participating holders from $1.44 to $0.75 for the remainder of such warrants’ term. The Company accounted for the warrant inducement transaction in accordance with ASC 815. Under this guidance, the warrant inducement transaction was treated as a modification of equity-classified instruments, and the excess fair value of the New Warrants issued, amounting to $515,307, was charged to additional paid-in capital as an equity issuance cost. The average market price of the Company’s common stock during the period from July 1, 2025 to September 30, 2025, as reported on Nasdaq, was approximately $0.51, which is below the $0.75 exercise price of the warrants. As a result, these warrants were out-of-the-money and excluded from the diluted EPS calculation.

On July 18, 2025, the Company completed a best efforts public offering (the “2025 Public Offering”) of an aggregate of (i) 13,333,334 shares of our common stock (the “July 2025 Shares”), (ii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 13,333,334 shares of common stock (the “Series A-1 Warrant Shares”) and (iii) Series A-2 warrants (the “Series A-2 Warrants,” and together with the Series A-1 Warrants, the “July 2025 Warrants”) to purchase up to an aggregate of 13,333,334 shares of common stock (the “Series A-2 Warrant Shares,” and together with the Series A-1 Warrant Shares, the “July 2025 Warrant Shares”). Each of the July 2025 Shares was sold together with one Series A-1 Warrant to purchase one share of common stock and one Series A-2 Warrant to purchase one share of common stock. The combined public offering price for each of the July 2025 Shares and accompanying July 2025 Warrants was $0.15. Each July 2025 Warrant has an exercise price of $0.15 per share and became exercisable beginning on October 8, 2025, the date stockholder approval for the issuance of the Series A-1 Warrant Shares and the Series A-2 Warrant Shares was received and became effective (the “Stockholder Approval Date”). The offering generated gross proceeds of approximately $2.0 million and net proceeds of approximately $1.56 million, after deducting placement agent fees and other offering-related expenses.

In connection with the 2025 Public Offering, the Company also issued warrants (the “Placement Agent Warrants”) to the placement agent, H.C. Wainwright & Co., LLC (“Wainwright”), or its designees, to purchase up to 666,667 shares of common stock, representing 5.0% of the shares sold in the offering. The Placement Agent Warrants have an exercise price of $0.1875 per share and became exercisable on the Stockholder Approval Date for the issuance of the shares underlying the Placement Agent Warrants was received and became effective. The Placement Agent Warrants will expire five years from the commencement of sales in such offering.

On July 22, 2025, the Company completed a registered direct offering (the “Registered Offering”) of 14,285,718 shares of its common stock (the “RDO Shares”) and a concurrent private placement (the “Private Placement”) of unregistered common stock warrants (the “Private Placement Warrants”) exercisable into an equal number of shares of common stock with an exercise price of $0.35 per share. The Private Placement Warrants are immediately exercisable upon issuance and expire after the fifth anniversary of the effective date of the registration statement covering the resale of shares of common stock issuable upon exercise of the Private Placement Warrants. The Registered Offering and concurrent Private Placement raised gross proceeds of approximately $5.0 million and net proceeds of approximately $4.5 million, after deducting placement agent fees and offering-related expenses. In connection with the concurrent Registered Offering and Private Placement, the Company also issued warrants to Wainwright, or its designees, to purchase up to 714,286 shares of common stock, representing 5.0% of the shares of common stock sold in the Registered Offering (the “RDO Placement Agent Warrants”). The RDO Placement Agent Warrants have an exercise price of $0.4375 per share, are immediately exercisable upon issuance and will expire five years from the commencement of sales in the concurrent Registered Offering and Private Placement.

During the three months ended September 30, 2025, (i) certain holders of the New Warrants exercised their warrants for cash in full to purchase an aggregate of 7,521,668 shares of common stock, at an exercise price per share of $0.75, resulting in aggregate gross proceeds to us of approximately $5.6 million, (ii) holders of the Private Placement Warrants exercised their warrants for cash to purchase an aggregate of 11,552,859 shares of common stock, at an exercise price per share of $0.35, resulting in aggregate gross proceeds of approximately $4.0 million and (iii) holders of the RDO Placement Agent Warrants exercised their warrants for cash in full to purchase to an aggregate of 617,856 shares of our common stock, at an exercise price per share of $0.4375, resulting in additional proceeds to us of approximately $270,000.

Subsequent to the three months ended September 30, 2025, certain additional warrants were exercised (see “Note 18 - Subsequent Events” for more information).

Warrant activity, for the nine months ended September 30, 2025, was as follows:

	Expiration date	Contractual life (years)	Warrants Outstanding	Warrants Exercised	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
GEM Warrants issued on October 23, 2023	10/23/2028	5	1,700,884	-	1,700,884	371.90	3.06
Follow-on Warrants issued on November 21, 2023	11/24/2028	5	8,333,333	(4,218,751)	4,114,582	0.75	3.14
New Warrants issued on April 6, 2025	11/24/2028	3.7	8,437,502	(7,521,668)	915,834	0.75	3.38
Series A-1 Warrants issued on July 18, 2025	8/10/2030	5	13,333,334	-	13,333,334	0.15	4.80
Series A-2 Warrants issued on July 18, 2025	8/10/2027	2	13,333,334	-	13,333,334	0.15	1.80
Placement Agent Warrants issued on July 18, 2025	8/10/2027	5	666,667	-	666,667	0.19	4.80
Private Placement Warrants issued on July 22, 2025	12/9/2030	5	14,285,718	(11,552,859)	2,732,859	0.35	4.81
RDO Placement Agent Warrants issued on July 22, 2025	12/9/2030	5	714,286	(617,857)	96,429	0.44	4.81
Warrants outstanding on September 30, 2025			60,805,058	(23,911,135)	36,893,923	11	3.67

Rights

As previously disclosed, the rights granted in connection with the acquisition of Roost Enterprises, Inc. (“Rhove”) expired unexercised on March 24, 2025, and are no longer outstanding as of September 30, 2025.

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

On December 19, 2024, the Company entered into an At the Market (“ATM”) Sales Agreement with A.G.P./Alliance Global Partners (“A.G.P.”) (the “AGP Sales Agreement”), allowing it to offer and sell common stock with an aggregate offering price of up to $14,275,000. The AGP Sales Agreement was terminated effective March 29, 2025. During the nine months ended September 30, 2025, the Company issued 160,879 shares under this program at a weighted-average price of $1.44 per share, for gross proceeds of approximately $231,235. After deducting sales commissions and offering expenses of $6,937, net proceeds totaled approximately $224,298, which were used to fund working capital and general corporate purposes. There were no issuances under the AGP Sales Agreement during the fiscal year ended December 31, 2024.

Following the termination of the ATM program with A.G.P. and related AGP Sales Agreement, on April 2, 2025, the Company entered into an At-The-Market Offering Agreement with Wainwright, permitting the sale of shares of common stock having an aggregate offering price of up to $7,650,000. During the three and nine months ended September 30, 2025, the Company issued 2,474,402 shares of our common stock and 2,792,104 shares of our common stock through the ATM program, generating net proceeds of approximately $837,664 and $944,758 after deducting commissions and offering expenses of approximately $34,591 and $40,689, respectively. The ATM program was suspended on July 16, 2025, in connection with the 2025 Public Offering, and we have not yet recommenced the ATM program.

Note 15 - Commitments and Contingencies

GEM Agreement

Pursuant to the terms of the GEM Agreement, we are required to indemnify GEM for any losses it incurs as a result of a breach by us of our representations and warranties and covenants under the GEM Agreement or for any misstatement or omission of a material fact in a registration statement registering those shares pursuant to the GEM Agreement. Also, GEM is entitled to be reimbursed for legal or other costs or expenses reasonably incurred in investigating, preparing, or defending against any such loss. To date, we have not raised any capital pursuant to the GEM Agreement and we may not raise any capital pursuant to the GEM Agreement prior to its expiration. Restrictions arising under the terms of our future financings may also affect our ability to raise capital pursuant to the GEM Agreement. The Company cannot reasonably estimate the potential losses, if any, with respect to the GEM Agreement or the related litigation.

Indemnification Agreements

The Company maintains indemnification agreements with its directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

Contingent Consideration and Compensation

The Company is party to acquisition-related agreements with former owners of Naamche and reAlpha Mortgage, which include contingent consideration arrangements based on the achievement of certain financial milestones. The terms of these arrangements were previously disclosed on “Note 15 - Commitments and Contingencies” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

In connection with the departure of the Naamche co-founders from the Company, contingent consideration of $137,000 that had been initially recognized at the time of the acquisition was settled in accordance with the terms of the separation agreements between the Company and each Naamche co-founder. During the three months ended September 30, 2025, separation payments in the amount of $50,000 were paid, and the remaining $87,000 was reclassified from contingent consideration to accrued expenses.

The contingent consideration liabilities are measured at fair value each reporting period, with changes recognized in earnings. During the nine months ended September 30, 2025, the Company recorded a $148,000 gain related to a decrease in the fair value of the contingent consideration associated with the reAlpha Mortgage acquisition. No payments were made under these arrangements during the period.

Acquisition Agreement - GTG Financial

On February 20, 2025, the Company completed the acquisition of GTG Financial, a mortgage brokerage, for total consideration of up to $4.2 million, which included equity, deferred cash payments, and performance-based earn-out payments in accordance with the terms of the SPA.

On the Rescission Date, GTG Financial rescinded the SPA. As a result, the Company has derecognized the contingent consideration liability and has no further obligations related to this acquisition. GTG Financial is no longer a subsidiary of the Company, effective as of the Rescission Date (see “Note 4 – Business Combinations” for more information).

Acquisitions of reAlpha Mortgage and Naamche

As of December 31, 2024, the Company’s contingent consideration liability was approximately $1,086,000, which included non-current liabilities related to the reAlpha Mortgage and Naamche acquisitions.

During the three and nine months ended September 30, 2025, the Company recognized fair value gains of approximately $67,000 and $148,000, respectively, primarily driven by changes in projected earn-out performance related to the reAlpha Mortgage acquisition. As of September 30, 2025, the fair value of the contingent consideration liability was approximately $801,000, all of which is classified as Level 3 within the fair-value hierarchy.

The contingent consideration related to the Naamche acquisition included a payment of $50,000 and a reclassification of $87,000 to accrued expenses during the nine months ended September 30, 2025.

The contingent consideration related to the GTG Financial acquisition was canceled on the Rescission Date, following the rescission of the SPA (see “Note 4 – Business Combinations” for more information).

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

Additionally, following the Court’s grant of GYBL’s motion to dismiss our lawsuit, GYBL filed a separate lawsuit against us, in which GYBL is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. On June 9, 2025, we filed a motion to dismiss this lawsuit from GYBL. GYBL responded to our motion to dismiss on June 23, 2025, asserting that our motion to dismiss should be denied, or, in the alternative, GYBL should be given leave to further amend its complaint. On June 30, 2025, the Company filed a reply in support of its motion to dismiss. On August 21, 2025, the Court granted, in part, our motion to dismiss the amended complaint with respect to GYBL’s claim for declaratory relief concerning the validity and enforceability  of the GEM Warrants. The Court denied our motion to dismiss in all other respects. Following the Court’s partial grant and partial dismissal of our motion to dismiss, we filed an answer to GYBL’s amended complaint on September 4, 2025.

Note 16 - Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances segment reporting requirements by requiring disclosure of significant segment expenses included in the reported measure of segment profit or loss and regularly provided to the Chief Operating Decision Maker (“CODM”). The guidance also requires disclosure of the composition of other segment amounts, interim period segment profit or loss and asset information, and details regarding the CODM’s title and role in assessing segment performance.

The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024, with no material impact on its consolidated financial statements upon adoption.

The Company defines operating segments as components of the business for which discrete financial information is available and regularly reviewed by the CODM to allocate resources and assess performance. The Company’s Chief Executive Officer serves as the CODM and reviews financial information on a consolidated basis for decision-making, resource allocation, and performance evaluation. Accordingly, the Company operates as one operating and reportable segment—technology services—which encompasses its mortgage, real estate, and technology product lines. Although these product lines may exhibit different cyclical trends, they are managed together and reported as a single segment.

The CODM evaluates performance based on net income (loss), as presented in the Consolidated Statement of Operations, which represents the Company’s segment measure of profit or loss in accordance with GAAP. These measures are used to (i) assess operating results and the effectiveness of business strategies and (ii) benchmark the Company’s performance against competitors.

The CODM does not review segment assets or expenses at a level different from those presented in the Company’s consolidated balance sheet and statement of operations.

Note 17 - Discontinued Operations

There have been no changes to the Company’s discontinued operations since the filing of the Form 10-K. As previously disclosed, during the year ended December 31, 2024, the Company made a strategic decision to fully discontinue the operations through its previously acquired subsidiary, Rhove, which had previously operated under the rental business segment. This decision was made due to the lack of future revenue potential and the absence of funding to further develop the platform.

As of September 30, 2025, the operations formerly conducted by Rhove continue to be classified as a discontinued operation under ASC 205, Presentation of Financial Statements - Discontinued Operations.

The following table provides details of the discontinued operations as of September 30, 2025, and December 31, 2024:

Rhove Related Assets	September 30, 2025	December 31, 2024 (transferred to the Company)
Current Assets
Cash	$-	$3,455
Other Current Assets	-	53,476
	$-	$56,931
Current Liabilities
Accounts payable and other accrued liabilities
Other Current Liabilities
Total liabilities - Rhove	$-	$-

The following table represents the statement of operations for discontinued operations as of each reporting period:

	For the Nine-Month Period Ended	For the Nine-Month Period Ended
	September 30, 2025	September 30, 2024

Revenues	$-	$-
Cost of revenues	-	-
Gross Profit	-	-

Discontinued Operating Expense
Other operating expense	-	(203,666)
Total operating expense	-	(203,666)

Discontinued Operating Loss	-	(203,666)

Net Loss from discontinued operations before income taxes	-	(203,666)

Note 18 - Subsequent Events

Subsequent to the three months ended September 30, 2025, (i) holders of the Private Placement Warrants exercised their warrants for cash to purchase an aggregate of 1,580,953 shares of common stock, at an exercise price per share of $0.35, resulting in additional proceeds to us of approximately $550,000 to date, (ii) certain holders of the July 2025 Warrants exercised their warrants for cash to purchase an aggregate of 23,051,394 shares of our common stock at an exercise price per share of $0.15, resulting in aggregate gross proceeds to us of approximately $3.5 million, (iii) holders of the Placement Agent Warrants exercised their warrants for cash to purchase an aggregate of 354,167 shares of our common stock, at an exercise price per share of $0.1875, resulting in additional proceeds to us of approximately $50,000 and (iv) a holder of the RDO Placement Agent Warrants exercised their warrants for cash to purchase an aggregate of 7,143 shares of our common stock, at an exercise price per share of $0.4375, resulting in additional proceeds to us of $2,500.

On October 21, 2025, the Company fully repaid the outstanding balance of loans to AiChat under SEA’s financing arrangement. The total amount repaid was approximately $126,946, which consisted of $121,693 in principal and $5,253 in accrued interest.

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

Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Part I, Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report except as required by law. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to reAlpha Tech Corp. and its subsidiaries, as applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our audited financial statements and related notes included in our Form 10-K. In addition to historical information, this discussion and analysis here and throughout this report contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Form 10-K.

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

We operate an integrated homebuying technology platform designed to simplify and streamline the home purchase process. The reAlpha platform supports buyers with key tasks such as mortgage pre-approval, booking property tours, submitting offer letters, and closing transactions. It also provides detailed market insights and comprehensive property data tailored to users’ areas of interest. Central to the reAlpha platform is “Claire,” a proprietary AI agent acting as a digital homebuying concierge. Claire is powered by large language models and is trained to educate users on the homebuying process, answer questions, and guide users through each step via a user-friendly, 24/7 web and iOS interface. The technology is complemented by licensed professionals, namely real estate agents operating through reAlpha Realty, LLC, the Company’s in-house brokerage, on a no obligation basis, and licensed loan officers operating through reAlpha Mortgage. Homebuyers using our realty services can receive a commission rebate at closing, up to 75% of any buy-side brokerage commissions paid, when they utilize all three services (realty services, mortgage brokering services, and digital title and escrow services). Currently, the full reAlpha platform is only available for homebuyers in Florida. However, two of the three services are offered to homebuyers in 4 U.S. states, and mortgage brokering services are available to homebuyers in 31 U.S. states, including our recent expansion into Utah and Nevada. We plan to expand our capabilities nationwide by the end of 2026, subject to factors such as acquiring and maintaining necessary real estate and mortgage licenses in all 50 U.S. states and D.C., securing additional multiple listing service data, executing effective national marketing campaigns, and building scalable technology infrastructure.

We are continuously working to commercialize, enhance and refine our AI technologies and the reAlpha platform to continue generating technology-derived revenue. Further, as part of our growth strategy, we intend to continue identifying and acquiring companies that are complementary to our business, and we intend to generate revenue from integrating such acquired companies and their capabilities into our business and our reAlpha platform. To advance such strategy, since the beginning of 2024, we have announced the acquisitions of Naamche, AiChat, Hyperfast and reAlpha Mortgage. Although we previously announced and completed the acquisition of GTG Financial, GTG Financial is no longer a subsidiary of the Company as of the Rescission Date (see “Recent Developments – GTG Financial Rescission and Disposition” for more information).

Our acquisitions have added revenue, additional potential sources of revenue, technology services under our umbrella of product offerings, and, as further described below, additional operational and service-related capabilities to the reAlpha platform. For instance, as a result of the acquisition of reAlpha Mortgage, our in-house mortgage brokerage that operates through the reAlpha platform, we are now licensed to offer mortgage brokerage services in 31 U.S. states. Additionally, because of our acquisition of Hyperfast, we now can offer title, closing and settlement services in 3 U.S. states. As a result of these acquisitions, consumers using the reAlpha platform have access to these services directly in the platform, both through the web platform and iOS application. We expect to continue seeking additional strategic acquisitions that we believe will add additional sources of potential revenue and services to homebuyers using the reAlpha platform, including, but not limited to, home-showing companies, wholesale mortgage lenders, companies providing services for post-closing services (such as utility hookups, among others) and real estate brokerages. Additionally, although we have already acquired a mortgage brokerage firm and a title company, we may consider further acquisitions of companies providing such services to increase the number of U.S. states we are licensed to operate in and the potential revenue opportunities associated with expanding our geographical markets and reach of the reAlpha platform.

Before shifting our focus towards the development of our AI technologies and the reAlpha platform, our operational model was asset-heavy and built on utilizing our proprietary AI-powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the property’s performance as a short-term rental. In the first quarter of 2024, we decided to halt these operations due to macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, which conditions persisted throughout the fiscal year 2024. This led us to sell our last real property asset for such operations, and to recognize the impairment of goodwill and intangible assets under the rental business segment. As a result, in the first quarter of 2025, our Board approved to discontinue our short-term rental business operations entirely. The discontinuation of our rental business segment operations meets the criteria to be reported as discontinued operations (see “Note 17 - Discontinued Operations” for more information).

The technology services segment is currently our only reportable segment following the approval by our Board to discontinue our rental business segment operations. Our technology services segment offers and develops AI-based products and services to customers in various industries, including, but not limited to, real estate, retail, hospitality and education industries. Our technology development efforts are currently focused on the development and enhancement of the reAlpha platform.

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

Our revenue model revolves around our realty services (e.g., assisting a homebuyer with finding, touring, and closing on homes), mortgage brokering services (e.g., finding and originating a mortgage for the homebuyer that fits their financial situation, needs, credit, and location), and digital title and escrow services (e.g., title, closing and settlement fees), offered through the reAlpha platform, which is currently under limited availability, and services offered by our subsidiaries, such as AiChat, Naamche, reAlpha Mortgage and Hyperfast.

We currently offer a commission refund model through the reAlpha platform as part of our strategy to provide an integrated and customer-centric homebuying experience. Under this model, homebuyers may receive up to 75% of any buy-side brokerage commissions paid, which typically range from 2.2% to 3% of a home’s sale price depending on the geographical market, in connection with the purchase of a home through the reAlpha platform as a rebate or refund (hereinafter referred to as the “commission refund”). This commission refund is paid to the homebuyer by applying such commission refund towards closing costs or by adding the refund to a homebuyer’s down payment, as applicable and subject to market-by-market minimums. The percentage of the commission refund available to a homebuyer is determined based on their use of eligible integrated services offered via the reAlpha platform, such as realty, mortgage brokering and digital title and escrow services. Currently, homebuyers can receive 25% commission refund when using only realty services, 50% when using two services and 75% when using all three services. The commission refund model for the reAlpha platform is currently in a testing phase and remains subject to change as we evaluate customer adoption, expand into new geographical markets and further develop our platform and/or expand the number of services provided thereunder.

Although the full reAlpha platform is currently only available for homebuyers in Florida, two of the three services are offered in 4 U.S. states, and mortgage brokering services are available in 31 U.S. states, including our recent expansion into Utah and Nevada. We intend to expand the capabilities of the reAlpha platform nationwide by the end of 2026. In order to expand the availability of the reAlpha platform, and services provided thereunder, nationwide, we will need to obtain the relevant real estate and mortgage licenses in the U.S. states we are not yet licensed in, and, until we obtain such licenses, the full reAlpha platform will remain under limited availability for homebuyers statewide in Florida. While the reAlpha platform is under limited availability, we will continue offering standalone mortgage brokerage services through our subsidiary, reAlpha Mortgage, in 31 U.S. states and digital title and escrow services through our subsidiary, Hyperfast, in 3 U.S. states. We also plan to continue acquiring companies in the real estate market that provide services relating to the homebuying process, including, but not limited to, mortgage brokerage firms, title and escrow service providers, home insurance providers and others that are complementary to our business, which we expect to generate revenues by offering such services through the reAlpha platform, or as standalone offerings to customers. We expect that the reAlpha platform will drive additional customers to these acquired companies through users interacting and buying homes on the reAlpha platform, which will expand their overall potential customer base.

Recent Developments

Compliance with Nasdaq Continued Listing Requirements

On May 20, 2025, we received a letter from Nasdaq’s Listing Qualifications Staff (the “Staff”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on May 19, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until November 17, 2025, in which to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period (subject to the Staff’s discretion to extend this ten consecutive business day period).

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

On September 22, 2025, three months in advance of the December 29, 2025 deadline, we received a letter from the Staff notifying us that, based on our market value of listed securities for the previous 10 consecutive business days, from September 8, 2025 through September 19, 2025, we had regained compliance with the MVLS Requirement.

Though we have regained compliance with the MVLS Requirement, we have not yet regained compliance with the Minimum Bid Price Requirement. The letter regarding the Minimum Bid Price Requirement has no immediate effect on the listing of our common stock on the Nasdaq Capital Market. In the event that we do not regain compliance with the Minimum Bid Price Requirement prior to the expiration of the 180-day compliance period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. In the event that we are not eligible for the additional compliance period, or if it appears to the Staff that we will not be able to cure the deficiency during such compliance period, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel.

At our annual meeting of stockholders held on October 8, 2025, our stockholders approved the proposal to amend our certificate of incorporation, as amended and restated from time to time, to effect a reverse stock split at a ratio between 1-for-7 and 1-for-25, which ratio will be determined at the discretion of the Board, subject to the Board’s discretion to abandon such amendment if we are otherwise able to regain compliance with the Minimum Bid Price Requirement during any applicable compliance period. As of the date of this report, we have not adopted such an amendment to effectuate a reverse stock split.

At-The-Market (ATM) Program

On April 2, 2025, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with Wainwright under which we may offer and sell from time to time through Wainwright, acting as exclusive sales agent, shares of our common stock having an aggregate offering price of up to $7,650,000. The Sales Agreement provides that Wainwright is entitled to a cash commission equal to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement in addition to the reimbursement of certain expenses. The ATM program with Wainwright was suspended on July 16, 2025, in connection with the 2025 Public Offering (see “Recent Developments - Consummation of July 2025 Public Offering” below for more information) and we have not yet recommenced the ATM program. As of the date of this report, we have sold an aggregate of 2,792,104 shares of our common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $944,759.

Change in Ownership of AiChat

On June 30, 2025, we increased our ownership interest in AiChat from 85% of its outstanding ordinary shares to 100% of its outstanding ordinary shares in accordance with the terms of the Business Acquisition and Financing Agreement, dated as of July 12, 2024, among the Company, AiChat, AiChat10X Pte. Ltd. (“AiChat10X”), and Kester Poh Kah Yong (the “AiChat Acquisition Agreement”). Pursuant to the terms of the AiChat Acquisition Agreement, $240,000 in shares of our common stock were issued to AiChat10X on September 15, 2025 at a 5% discount to the ten (10) day volume weighted average price of our common stock as reported on Nasdaq on the date of issuance in exchange for the remaining 15% of the outstanding ordinary shares of AiChat.

Consummation of July 2025 Public Offering

On July 16, 2025, we commenced the 2025 Public Offering. Each of the July 2025 Shares sold in such offering was sold together with one Series A-1 Warrant to purchase one share of common stock and one Series A-2 Warrant to purchase one share of common stock. The combined public offering price for each of the July 2025 Shares and accompanying July 2025 Warrants was $0.15. Each July 2025 Warrant has an exercise price of $0.15 per share and became exercisable beginning on the Stockholder Approval Date. The Series A-1 Warrants will expire on October 8, 2030, which is the date that is five years from the Stockholder Approval Date and the Series A-2 Warrants will expire on October 8, 2027, the date that is twenty-four months from the Stockholder Approval Date.

In connection with the 2025 Public Offering, we also issued the Placement Agent Warrants to purchase up to 666,667 shares of common stock, which became exercisable as of the Stockholder Approval Date at an exercise price of $0.1875 per share. The Placement Agent Warrants will expire five years after the commencement of sales in the 2025 Public Offering.

The closing of the 2025 Public Offering occurred on July 18, 2025, and resulted in net proceeds to us of approximately $1.56 million, after deducting offering-related fees and expenses payable by us and excluding the net proceeds, if any, from the exercise of the July 2025 Warrants and the Placement Agent Warrants.

Consummation of Registered Offering and Concurrent Private Placement

On July 21, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors pursuant to which we agreed to issue and sell the RDO Shares in the Registered Offering and the Private Placement Warrants in the concurrent Private Placement. The RDO Shares were offered and sold pursuant to our Form S-3, which was declared effective by the SEC on November 26, 2024, and the base prospectus included therein and the prospectus supplement filed with the SEC on July 22, 2025. The Private Placement Warrants have an exercise price of $0.35 per share, subject to adjustments set forth therein, are currently exercisable and expire on September 12, 2030, which is five years from the effective date of the registration statement on Form S-1 (File No. 333-289704) covering the sales of the shares of common stock issuable upon exercise of the Private Placement Warrants. In connection with the Registered Offering and concurrent Private Placement, we also issued RDO Placement Agent Warrants to purchase up to 714,286 shares of common stock, which are currently exercisable at an exercise price of $0.4375 per share and expire five years after the commencement of sales in the Registered Offering.

The closing of the Registered Offering and concurrent Private Placement occurred on July 22, 2025, and resulted in net proceeds to us of approximately $4.5 million, after deducting offering-related fees and expenses payable by us and excluding the net proceeds from the exercise of the Private Placement Warrants and the RDO Placement Agent Warrants.

Full Repayment of Note Issued to Streeterville

On July 23, 2025, we repaid the outstanding balance on the Note in full using available cash, including proceeds from recent equity offerings. The payment to Streeterville was in the amount of approximately $4,466,202, representing the outstanding balance of the Note as of the date of repayment and a 9% prepayment penalty. As of July 23, 2025, we have no obligations to Streeterville and no outstanding secured promissory notes or convertible debt instruments at the parent company level.

GTG Financial Rescission and Disposition

On the Rescission Date, we received written notice from the Seller notifying us of his decision to exercise his right to rescind the transactions contemplated by the SPA. Such written notice was delivered pursuant to Section 1.02(a)(iv)(1) of the SPA, which granted the Seller, in his sole discretion, the right to rescind the transactions contemplated under the SPA if we did not pay the Cash Portion (as defined in the SPA) within 180 days after February 20, 2025 in accordance with the terms and conditions of the SPA.

On September 8, 2025, we, GTG Financial and the Seller executed a rescission certificate (the “Certificate”) to memorialize the rescission and the related disposition of GTG Financial by us. Pursuant to the terms of the Certificate, the parties agreed to deem the rescission and all related actions effective, for legal and accounting purposes, as of the Rescission Date. As a result, (i) we returned to the Seller 100% of the issued and outstanding shares of common stock of GTG Financial; (ii) the Seller returned to us 14,063 shares of our Series A Preferred Stock; and (iii) the Seller returned to us 700,055 shares of our common stock, which shares of Series A Preferred Stock and common stock are no longer deemed issued and outstanding as of the Rescission Date. All rights of the Seller as a stockholder of the Company have ceased and terminated in connection with the execution of the Certificate, effective as of the Rescission Date.

Exercise of Warrants

During the three months ended September 30, 2025, (i) certain holders of the New Warrants exercised their warrants for cash in full to purchase an aggregate of 7,521,668 shares of common stock, at an exercise price per share of $0.75, resulting in aggregate gross proceeds to us of approximately $5.6 million, (ii) holders of the Private Placement Warrants exercised their warrants for cash to purchase an aggregate of 11,552,859 shares of common stock, at an exercise price per share of $0.35, resulting in aggregate gross proceeds of approximately $4.0 million and (iii) holders of the RDO Placement Agent Warrants exercised their warrants for cash in full to purchase to an aggregate of 617,856 shares of our common stock, at an exercise price per share of $0.4375, resulting in additional proceeds to us of approximately $270,000.

Subsequent to the three months ended September 30, 2025, (i) holders of the Private Placement Warrants exercised their warrants for cash to purchase an aggregate of 1,580,953 shares of common stock, at an exercise price per share of $0.35, resulting in additional proceeds to us of approximately $550,000 to date, (ii) certain holders of the July 2025 Warrants exercised their warrants for cash to purchase an aggregate of 23,051,394 shares of our common stock at an exercise price per share of $0.15, resulting in aggregate gross proceeds to us of approximately $3.5 million, (iii) holders of the Placement Agent Warrants exercised their warrants for cash to purchase an aggregate of 354,167 shares of our common stock, at an exercise price per share of $0.1875, resulting in additional proceeds to us of approximately $50,000 and (iv) a holder of the RDO Placement Agent Warrants exercised their warrants for cash to purchase an aggregate of 7,143 shares of our common stock, at an exercise price per share of $0.4375, resulting in additional proceeds to us of $2,500.

Impact of Macroeconomic Conditions, Cyclicality and Seasonality on our Business

From July 1, 2025 through September 30, 2025, U.S. inflation remained above the Federal Reserve’s stated 2% target, ranging between approximately 2.7% and 3% during the third quarter of 2025. In response to continued inflationary pressures, the Federal Reserve lowered the target federal funds rate by 25 basis points to a range of 4.00% to 4.25% at its September 2025 meeting, signaling a sustained cautious approach as inflation and housing activity moderate.

Mortgage rates remained elevated during the third quarter of 2025, with the average 30-year fixed mortgage rate in the mid to high 6% range, with an average mortgage rate of approximately 6.30% as of September 25, 2025. Elevated borrowing costs, combined with limited housing inventory, have continued to constrain affordability and weigh on home purchase activity and mortgage origination volume. These factors, along with macroeconomic uncertainty, have contributed to slower transaction volumes across much of the housing market.

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

There have been no material changes to the Company’s critical accounting policies or the methods used in applying those policies during the three and nine months ended September 30, 2025. For a full description of our critical accounting policies and significant estimates, refer to the audited consolidated financial statements and accompanying notes included in our Form 10-K filed with the SEC, and “Note 2 - Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included in this report.

Results of Operations

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

	Three Months Ended
	September 30,	September 30,
	2025 (unaudited)	2024 (unaudited)
Revenue	$1,445,137	$339,227
Cost of revenue	(695,557)	(113,361)
Gross profit	749,580	225,866
Operating expense	(5,698,381)	(1,851,056)
Operating (loss)	(4,948,801)	(1,625,190)
Other expense	(832,523)	(408,954)
Loss from continuing operations before tax	$(5,781,324)	$(2,034,144)

Revenue. Revenues were $1,445,137 for the three months ended September 30, 2025, compared to $339,227 for the three months ended September 30, 2024, an increase of approximately 326%. Our revenues currently consist of the revenues generated in our technology services segment that we receive directly from, or from services related to, our technologies and acquired companies. This increase in revenue was primarily driven by an increase in revenue generated from both our mortgage brokerage transactions by reAlpha Mortgage and GTG Financial and subscription fees from AiChat compared to the same period in 2024. reAlpha Mortgage and GTG Financial generated $1,038,782 through mortgage brokerage transactions, which included loan origination fees, broker commissions and processing fees compared to $183,128 for the same period in 2024, while AiChat generated $330,992 from subscription fees for its AI conversational technologies offered to enterprise clients, compared to $92,595 in the same period in 2024. The increase in mortgage brokerage transaction revenues was mainly due to an increase in operational efficiency resulting from the full integration of reAlpha Mortgage into our business and the additional revenue generated by GTG Financial. Revenue derived from GTG Financial’s operations in the amount of $461,552 was recognized during the three months ended September 30, 2025, until the Rescission Date, at which date GTG Financial ceased to be our subsidiary (see “Recent Developments – GTG Financial Rescission and Disposition” for more information). As a result, following the Rescission Date, GTG Financial’s operations did not contribute to our revenues.

Cost of revenue. Cost of revenue was $695,557 for the three months ended September 30, 2025, compared to $113,361 for the three months ended September 30, 2024, an increase of approximately 514%. Cost of revenue reflects direct expenses associated with delivering our loan brokerage services and technology solutions, including compensation related costs for personnel supporting loan origination and customer interactions from our mortgage subsidiaries. The increase in cost of revenue was primarily attributable to the expansion of our mortgage brokerage operations following the acquisitions of reAlpha Mortgage and GTG Financial, which resulted in higher personnel and processing costs associated with increased loan origination activity compared to the same period in 2024. Cost of revenue incurred in connection with GTG Financial’s operations and loan originations in the amount of $336,865 was recognized during the three months ended September 30, 2025, until the Rescission Date, at which date GTG Financial ceased to be our subsidiary (see “Recent Developments – GTG Financial Rescission and Disposition” for more information). As a result, following the Rescission Date, we did not incur any costs related to revenue from GTG Financial’s operations and loan originations.

Operating expense. Operating expense was $5,698,381 for the three months ended September 30, 2025, compared to $1,851,056 for the three months ended September 30, 2024, an increase of approximately 208%. This increase in operating expense was primarily driven by an increase in salary expenses as a result of the integration of our newly acquired businesses, including reAlpha Mortgage and GTG Financial which amounted to $1,655,061, compared to $507,501 for the same period in 2024 and an increase in marketing and advertising expenses related to our advertising campaign which amounted to $2,481,015 compared to $212,386 for the same period in 2024. In addition, we incurred $996,329 in professional and legal expenses during the three months ended September 30, 2025, in connection with our general corporate services, the GEM litigation and our recent capital raising activities (see “Liquidity and Capital Resources” for more information), which activities and related fees were not present in the same period in 2024. Operating expense incurred in connection with GTG Financial’s operations in the amount of $124,132 was recognized during the three months ended September 30, 2025, until the Rescission Date, at which date GTG Financial ceased to be our subsidiary (see “Recent Developments – GTG Financial Rescission and Disposition” for more information). As a result, following the Rescission Date, we did not incur any operating expenses related to GTG Financial’s operations.

Other expense. Other expense was $832,523 for the three months ended September 30, 2025, compared to $408,954 for the three months ended September 30, 2024, an increase of approximately 104%. Other expense during the three months ended September 30, 2025 mainly consisted of $85,242 in interest expenses, $368,769 of loss on extinguishment of debt relating to the Note, and $125,000 relating to the amortization of the commitment fee payable by us in connection with the GEM Agreement. This increase in other expense was mainly due to the loss on extinguishment of debt relating to the Note in the amount of $368,769, which was not present in the same period in 2024. These expenses were partially offset by non-cash gains of $95,495 from the decrease in fair value of the Series A Preferred Stock liability and a $67,000 decrease in the fair value of contingent consideration of reAlpha Mortgage.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30,	September 30,
	2025 (unaudited)	2024 (unaudited)
Revenue	$3,623,153	$422,006
Cost of Revenue	(1,733,441)	(139,687)
Gross profit	1,889,712	282,319
Operating expense	(13,301,152)	(4,202,728)
Operating loss	(11,411,440)	(3,920,409)
Other expense	(1,330,252)	(871,856)
Loss from continuing operations before tax	$(12,741,692)	$(4,792,265)

Revenue. Revenues were $3,623,153 for the nine months ended September 30, 2025, compared to $422,006 for the nine months ended September 30, 2024, an increase of approximately 759%. Our revenues currently consist of the revenues generated in our technology services segment that we receive directly from, or from services related to, our technologies and acquired companies. This increase in revenue was primarily driven by an increase in revenue generated from both our mortgage brokerage transactions by reAlpha Mortgage and GTG Financial and subscription fees from AiChat’s conversational AI technology offered to enterprise clients compared to the same period in 2024. reAlpha Mortgage and GTG Financial generated $2,803,114 through mortgage brokerage transactions, which included loan origination fees, broker commissions, and processing fees, compared to $183,128 for the same period in 2024, while AiChat generated $599,204 from subscription fees for its AI conversational technologies compared to $92,595 in the same period in 2024. The increase in mortgage brokerage transaction revenues was mainly due to an increase in operational efficiency resulting from the full integration of reAlpha Mortgage into our business and the additional revenue generated by GTG Financial. Revenue from GTG Financial in the amount of $1,416,352 was recognized during the three months ended September 30, 2025, until the Rescission Date, at which date GTG Financial ceased to be our subsidiary (see “Recent Developments – GTG Financial Rescission and Disposition” for more information). As a result, following the Rescission Date, GTG Financial’s operations did not contribute to our revenues.

Cost of revenue. Cost of revenue was $1,733,441 for the nine months ended September 30, 2025, compared to $139,687 for the nine months ended September 30, 2024, an increase of approximately 1141%. Cost of revenue reflects direct expenses associated with delivering our loan brokerage services and technology solutions, including compensation related costs for personnel supporting loan origination and customer interactions from our mortgage subsidiaries. The increase in cost of revenue was primarily attributable to higher direct expenses associated with delivering our loan brokerage services and technology solutions, including compensation-related costs for personnel supporting loan origination and customer interactions at our mortgage subsidiaries, reAlpha Mortgage and GTG Financial, compared to the same period in 2024. Cost of revenue incurred in connection with GTG Financial’s operations and loan originations in the amount of $336,865 was recognized during the three months ended September 30, 2025, until the Rescission Date, at which date GTG Financial ceased to be our subsidiary (see “Recent Developments – GTG Financial Rescission and Disposition” for more information). As a result, following the Rescission Date, we did not incur any costs related to revenue from GTG Financial’s operations and loan originations.

Operating expense. Operating expense was $13,301,152 for the nine months ended September 30, 2025, compared to $4,202,728 for the nine months ended September 30, 2024, an increase of approximately 216%. This increase was primarily driven by an increase in salary expenses as a result of the integration of our newly acquired businesses within the technology segment, including reAlpha Mortgage and GTG Financial, which amounted to $4,291,586 compared to $920,144 for the same period in 2024 and an increase in marketing and advertising expenses related to our advertising campaign that amounted to $4,483,626 compared to $273,458 for the same period in 2024. In addition, we incurred professional and legal services expenses of $2,742,220 related to our general corporate services, the GEM litigation and our recent capital raising activities (see “Liquidity and Capital Resources” for more information), which activities were not present in the same period in 2024. Operating expense from GTG Financial in the amount of $513,763 was recognized during the three months ended September 30, 2025 until the Rescission Date, at which date GTG Financial ceased to be our subsidiary (see “Recent Developments – GTG Financial Rescission and Disposition” for more information). As a result, following the Rescission Date, we did not incur any operating expenses related to GTG Financial’s operations.

Other expense. Other expense was $1,330,252 for the nine months ended September 30, 2025, compared to $871,856 for the nine months ended September 30, 2024, an increase of approximately 53%. This increase was primarily driven by interest expense of $582,493, amortization expenses relating to the $375,000 commitment fee incurred in connection with the GEM Agreement and the loss on extinguishment of debt including amortization of debt issuance expenses and original issue discounts relating to the Note in the amount of $611,271, which was not present in the same period in 2024. These expenses were partially offset by non-cash gains of $243,883 from the decrease in fair value of the Series A Preferred Stock liability and a $148,000 decrease in fair value of contingent consideration of reAlpha Mortgage.

Non-U.S. GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP, we believe “Adjusted EBITDA,” a “non-U.S. GAAP financial measure,” as such term is defined under the rules of the SEC, is useful in evaluating our operating performance. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-U.S. GAAP financial measure may be helpful to investors because it provides consistency and comparability with past financial performance. However, this non-U.S. GAAP financial measure is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate a similarly titled non-U.S. GAAP measure differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of this non-U.S. GAAP financial measure as a tool for comparison. A reconciliation is provided below for our non-U.S. GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measure and the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

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

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2025	2024	2025	2024
Net loss	$(5,781,324)	$(2,098,574)	$(12,741,692)	$(4,995,931)
Adjusted to exclude the following
Depreciation and amortization	132,001	163,439	393,445	304,222
Amortization of loan discounts and origination fee(1)	303,122	36,250	545,624	36,250
Non-cash marketing expenses(2)	2,079,874	-	3,373,865	-
Impairment of intangible assets	-	-	105,900	-
Changes in fair value of contingent consideration(3)	(67,000)	-	(148,000)	-
Change in fair value of preferred stock(4)	95,495	-	(243,883)	-
Loss on extinguishment of debt (5)	368,769	-	438,834	-
GTG deconsolidation gain(6)	(94,071)	-	(94,071)	-
Loss (gain) on equity method investments	7,679	108,382	10,077	(20,663)
Interest expense	85,242	119,881	388,741	131,723
GEM commitment fee (7)	125,000	125,000	375,000	375,000
Share based compensation (8)	286,656	113,037	557,999	207,454
Equity offering costs(9)	250,000	-	480,774	-
Acquisition-related expenses	-	178,678	87,352	363,426
Adjusted EBITDA	$(2,208,557)	$(1,253,907)	$(6,467,579)	$(3,598,519)

(1)	Represents amortization of all debt issuance costs and original issue discount due to the repayment of the Note issued to Streeterville, including the prepayment penalty.
(2)	Represents the non-cash marketing expenses such as the utilization of credits from MMC.
(3)	Represents remeasurement gains or losses related to the contingent consideration of reAlpha Mortgage.
(4)	Represents non-cash remeasurement gains or losses related to the shares of Series A Preferred Stock issued in the MMC transaction.
(5)	Represents a loss recognized upon the extinguishment of the debt related to the Note issued to Streeterville.

(6)	Represents a gain recognized upon the rescission of the GTG Financial acquisition.
(7)	Represents the commitment fee of $1,000,000 incurred in connection with the GEM equity facility, which has been amortized over a period of 24 months, beginning on October 23, 2023.
(8)	Represents non-cash expenses related to shares of common stock issued to certain employees and RSUs granted to our executive officers and certain employees.
(9)	Represents legal and professional fees incurred in connection with the issuance of shares of common stock and warrants through the 2025 Public Offering, the Registered Offering, the Private Placement, and the ATM program with Wainwright.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt services, acquisitions, contractual obligations and other commitments. Our liquidity and capital resources are critical to our ability to execute our business plan and achieve our strategic objectives. Accordingly, to the extent that revenue from our technologies, including the reAlpha platform, and services provided by our subsidiaries cannot fund our operations, we intend to utilize equity or debt offerings to raise these funds, although volatility in the capital markets may negatively affect our ability to do so. The cost of capital and historically high-interest rates can also have a direct impact on our ability to raise capital through debt or equity offerings or to pursue acquisitions. Economic environments yielding higher interest rates with more stringent debt terms such as today’s market environment require larger equity commitments. This means that, as larger equity commitments are required, we will have less leverage and may have fewer acquisitions overall. We cannot provide any assurance that we will be able to raise additional funds on acceptable terms, if at all. Our ability to raise additional capital will depend on various factors, including market conditions, investor demand, and our financial performance.

Management has reassessed the Company’s liquidity and financial condition as of September 30, 2025, and determined that the conditions which previously raised substantial doubt about our ability to continue as a going concern have improved. As of September 30, 2025, we had cash and cash equivalents of approximately $9.3 million, compared to $3.1 million as of December 31, 2024, and an accumulated deficit of $51.0 million. Based on our current operating plan and projected cash requirements, management believes that available cash resources are sufficient to fund operations for at least 12 months following the issuance of the unaudited condensed consolidated financial statements included in this report.

To the extent that we do not generate sufficient revenue to fund our operations beyond such 12-month period, we expect to fund operations through additional equity or debt financing, although capital markets volatility may limit our ability to raise funds on acceptable terms. While we anticipate continued operating losses in the near future, we expect to generate more significant revenues as we continue investing in the commercialization of our products and technologies and acquiring complementary businesses to fund our operating and capital expenditure requirements.

As part of our efforts to increase our liquidity, we completed two equity offerings. On July 18, 2025, upon the closing of the 2025 Public Offering, we raised gross proceeds of $2.0 million and in connection therewith, we also issued the Placement Agent Warrants as partial compensation to Wainwright for the placement agent services it offered in connection with the 2025 Public Offering (see “Recent Developments – Consummation of July 2025 Public Offering” for more information). The majority of the July 2025 Warrants and the Placement Agent Warrants have been exercised, resulting in additional gross proceeds of approximately $3.5 million, as of the date of this report, and to the extent that the remaining July 2025 Warrants are exercised in full, we will be able to raise approximately $0.4 million in additional gross proceeds from the cash exercise thereof.

On July 22, 2025, following the closing of the 2025 Public Offering, we consummated the Registered Offering and concurrent Private Placement. Upon the closing of such offerings, we raised an aggregate of $5.0 million in gross proceeds and in connection therewith, we also issued the RDO Placement Agent Warrants as partial compensation to Wainwright for the placement agent services it offered in connection with the Registered Offering (see “Recent Developments – Consummation of Registered Offering and Concurrent Private Placement” for more information). The majority of the Private Placement Warrants and the RDO Placement Agent Warrants have been exercised, resulting in additional gross proceeds of approximately $4.5 million, as of the date of this report, and to the extent that the remaining Private Placement Warrants and RDO Placement Agent Warrants are exercised in full, we will be able to raise approximately $0.4 million in additional gross proceeds from the cash exercise thereof.

Additionally, the outstanding Follow-on Warrants and New Warrants remain exercisable at an exercise price of $0.75 per share, which warrants, to the extent exercised for cash in full, may raise an additional $3.8 million in gross proceeds to us.

With respect to the outstanding GEM Warrants, due to ongoing litigation with GYBL (see “Item 1. Legal Proceedings - GEM Lawsuit” for more information), we do not expect to raise any proceeds from the exercise of the GEM Warrants while the dispute remains unresolved. Further, as of the date of this report, there has been no adjustment to the exercise price of the GEM Warrants in connection with the dismissal of our complaint, and our position regarding the GEM Warrants, including the exercise price and subsequent adjustments thereof, remains the same pending resolution of these disputes with GEM. As a result, we do not expect that the GEM Warrants will be exercised while these disputes are pending, however, if these disputes are not resolved through negotiations and these lawsuits are adversely determined against us, we may be required to adjust the GEM Warrants’ exercise price downward significantly, and we may incur penalties under the GEM Agreement and/or other litigation expenses related to these disputes, which could materially adversely impact our financial statements, cash flows and results of operations. There is no guarantee that the warrants described above will be exercised in full prior to their respective expiration dates, and as such, we may receive less proceeds from the exercise of these warrants than the total amount that could be received if all such warrants were exercised. Given the trading price of our common stock and the volatility of our common stock price, we have not included, and do not currently intend to include, any potential cash proceeds from the exercise of outstanding warrants in our short-term liquidity projections. We will continue to evaluate the probability that the warrants described above are exercised and the merit of including cash proceeds from the exercise thereof in our liquidity projections.

With the proceeds of the Registered Offering and concurrent Private Placement, we were able to repay the outstanding balance under the Note in full using cash on hand, which payment was in the amount of approximately $4.46 million. Upon such payment, we fully satisfied all amounts due under the Note, and we will no longer be subject to redemptions from Streeterville under the Note, which were adversely affecting our liquidity.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Nine-month period ended
Particulars	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(8,847,162)	$(3,806,090)
Net cash used in investing activities	$(47,573)	$(368,269)
Net cash provided by financing activities	$15,051,695	$4,794,866

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $8.8 million compared to approximately $3.8 million for the nine months ended September 30, 2024. The increase is primarily due to higher operating expense as a result of acquiring companies complementary to our business, including salaries of approximately $4.0 million and professional and legal fees of approximately $2.7 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $47,573, compared to $368,269 for the nine months ended September 30, 2024. The decrease is primarily due to an increase of $156,892 in capitalized software additions, which was partially offset by the cash impact of the GTG acquisition and the subsequent rescission thereof during the nine months ended September 30, 2025.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was approximately $15.0 million, compared to net cash provided by financing activities of approximately $4.8 million for the nine months ended September 30, 2024. This increase was primarily driven by approximately $1.2 million of capital raised through our ATM programs, approximately $5.6 million in proceeds from the exercise of certain warrants in connection with the warrant inducement transaction, approximately $4.3 million in proceeds from the exercise of warrants issued in connection with the Private Placement, approximately $0.3 million in proceeds from the exercise of RDO Placement Agent Warrants, and approximately $7.5 million from the issuance of common stock in connection with our recent equity offerings (see “Note 14 - Stockholders’ Equity” for more information). These cash inflows were partially offset by the repayment of outstanding debt totaling approximately $4.7 million and equity offering expenses, such as placement agent fees and other costs related to the equity offerings, totaling approximately $0.9 million during the nine months ended September 30, 2025.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion between two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GEM Lawsuit

On November 1, 2024, we filed a lawsuit against GYBL in the Court , pursuant to which we asserted two causes of action: (i) rescission of the GEM Warrants issued to GYBL pursuant to Section 29(b) of the Exchange Act due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement. Following a motion to dismiss filed by GYBL on January 17, 2025, the Court granted such motion to dismiss on March 14, 2025. On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the Second Circuit. The briefing schedule at the Second Circuit is being held in abeyance in order to allow two previously filed appeals, filed by two other public companies on identical issues against other similar investors, to be resolved first. However, if and when the appellate briefing moves forward, there is no assurance that it will be successful.

Additionally, following the Court’s grant of GYBL’s motion to dismiss our lawsuit, GYBL filed a separate lawsuit against us, in which GYBL is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. On June 9, 2025, we filed a motion to dismiss this lawsuit from GYBL. GYBL responded to our motion to dismiss on June 23, 2025, asserting that our motion to dismiss should be denied, or, in the alternative, GYBL should be given leave to further amend its complaint. On June 30, 2025, the Company filed a reply in support of its motion to dismiss. On August 21, 2025, the Court granted, in part, our motion to dismiss the amended complaint with respect to GYBL’s claim for declaratory relief concerning the validity and enforceability  of the GEM Warrants. The Court denied our motion to dismiss in all other respects. Following the Court’s partial grant and partial dismissal of our motion to dismiss, we filed an answer to GYBL’s amended complaint on September 4, 2025.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since those disclosed in “Part I, Item 1A. Risk Factors” of our Form 10-K, except as set forth below.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not achieved profitability and have incurred losses since inception. For the quarter ended September 30, 2025, we recorded a net loss of $5,781,324. For the year ended December 31, 2024, we recorded a net loss of $26,023,028, which included a loss of $18,339,635 from discontinued operations related to our former rental business and operations of our subsidiary, Rhove, and a loss of $7,682,714 from continuing operations. As of September 30, 2025, we had an accumulated deficit of $51,008,326 and outstanding indebtedness of $598,705. While we have experienced some revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest diligently in sales and marketing efforts. In addition, we expect to incur significant additional legal, accounting, and other expense related to our being a public company as compared to when we were a private company. While our revenue has grown since our inception, if our revenue declines or fails to grow at a rate faster than these increases in our operating expense, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. Additionally, we may encounter unforeseen operating expense, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our financial condition previously raised and may in the future raise substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm previously expressed substantial doubt regarding our ability to continue as a going concern in its audit report dated April 2, 2025, for the year ended December 31, 2024. This conclusion was based on recurring losses from operations, negative cash flows, and the need to raise additional capital to support ongoing activities.

Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, management has concluded that the conditions that raised substantial doubt about our ability to continue as a going concern have been alleviated as of September 30, 2025, as discussed in “Note 3 – Going Concern” of our unaudited condensed consolidated financial statements included in this report. However, our recurring losses, negative cash flow and the uncertainties surrounding our ability to execute and to realize our planned revenue growth and expected benefits from our operational improvement initiatives, could impact our future profitability and liquidity, which could in the future raise substantial doubt about our ability to continue to execute our operating plan as currently intended and require us to seek additional financing. If adequate funds or additional financings are not available, if and when needed, or if the terms of potential funding sources are unfavorable, our business, financial condition, and results of operations could be materially and adversely affected. Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

If we are unable to satisfy Nasdaq’s continued listing requirements, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and could be delisted from Nasdaq due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including but not limited to the corporate governance requirements and the Minimum Bid Price Requirement.

On May 20, 2025, we received a letter from the Staff indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on May 19, 2025, we no longer met the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until November 17, 2025, in which to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period (subject to the Staff’s discretion to extend this ten consecutive business day period).

The letter regarding the Minimum Bid Price Requirement has no immediate effect on the listing of our common stock on the Nasdaq Capital Market. In the event that we do not regain compliance with the Minimum Bid Price Requirement prior to the expiration of the 180-day compliance period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Minimum Bid Price Requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

In the event that we are not eligible for the additional compliance period, or if it appears to the Staff that we will not be able to cure the deficiency during any such compliance period, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel.

We will continue to monitor the closing bid price of our common stock as we consider our available options to regain compliance with the Minimum Bid Price Requirement, including by effectuating a reverse stock split. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with the other continued listing requirements of Nasdaq.

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

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Minimum Bid Price Requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

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

Our financial results are highly dependent on broader macroeconomic conditions and U.S. residential real estate market conditions, which are seasonal, cyclical and affected by changes in macroeconomic conditions beyond our control. Such macroeconomic conditions include, but are not limited to, increased interest rates, slow economic growth or recessionary conditions, supply chain disruptions, the pace of home price appreciation or the lack of it, housing affordability, changes in household debt levels, inflation and increased unemployment or consumer income levels, and credit availability and its impact on consumers’ ability and willingness to make loan payments. Such macroeconomic conditions also include competitive pressures and other market dynamics, including changes in consumer behavior, pricing strategies, customer acquisition costs, geographic expansion risks, marketing activity, or other operational factors, that may limit margin expansion even in periods of increased transaction activity. Some of these macroeconomic conditions, such as changes to interest rates and inflation, tend to be cyclical and may be influenced by actions taken by the Federal Reserve or other governmental authorities. Furthermore, national or global events including, but not limited to, geopolitical conflicts, natural disasters, natural events or man-made disruptions, may exacerbate such macroeconomic conditions and cyclical market conditions.

During periods of high or rising interest rates, declining affordability or deteriorating economic conditions, refinancing activity and home purchase transactions generally decline and suppress housing turnover, in turn may negatively impact demand for our real estate brokerage, mortgage origination, and closing services. In contrast, lower interest rate environments or improved affordability may increase transaction volume, though competitive pressures and market dynamics may limit corresponding gains in margin or profitability.

Given the cyclical and sometimes volatile nature of the loan origination activity and broader real estate market, we may experience significant fluctuations in our revenues from quarter to quarter or year to year. There can be no assurance that the current macroeconomic and real estate conditions will continue. New or increased tariffs could negatively affect U.S. national or regional economies, which could affect the demand for homes in the U.S., suppress housing activity, and lower demand for real estate transactions and related services. Such impacts could slow our mortgage origination business and reduce transaction volume across our brokerage and title operations. For instance, the current administration has adopted tariffs and certain reforms to U.S. tax laws, both of which could negatively impact our business and financial results.

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

On November 1, 2024, we filed a lawsuit against GYBL in the Court, pursuant to which we asserted two causes of action: (i) rescission of the GEM Warrants issued to GYBL pursuant to Section 29(b) of the Exchange Act due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement. Following a motion to dismiss filed by GYBL on January 17, 2025, the Court granted such motion to dismiss on March 14, 2025. On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the Second Circuit. The briefing schedule at the Second Circuit is being held in abeyance in order to allow two previously filed appeals, filed by two other public companies on identical issues against other similar investors, to be resolved first. However, if and when the appellate briefing moves forward, there is no assurance that it will be successful.

Additionally, following the Court’s grant of GYBL’s motion to dismiss our lawsuit, GYBL filed a separate lawsuit against us, in which GYBL is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. On June 9, 2025, we filed a motion to dismiss this lawsuit from GYBL. GYBL responded to our motion to dismiss on June 23, 2025, asserting that our motion to dismiss should be denied, or, in the alternative, GYBL should be given leave to further amend its complaint. On June 30, 2025, we filed a reply in support of its motion to dismiss. On August 21, 2025, the Court granted, in part, our motion to dismiss the amended complaint with respect to GYBL’s claim for declaratory relief concerning the validity and enforceability  of the GEM Warrants. The Court denied our motion to dismiss in all other respects. Following the Court’s partial grant and partial dismissal of our motion to dismiss, we filed an answer to GYBL’s amended complaint on September 4, 2025.

Given the ongoing disputes with GYBL, including our pending appeal with the United States Court of Appeals for the Second Circuit, the exercise price of the GEM Warrants have not been adjusted pursuant to the GEM Warrant’s terms while these disputes are pending, and, to the extent any shares of common stock are sold pursuant to an equity offering, for instance, at a price per share that is below the then-current exercise price of the GEM Warrants, we do not plan to adjust the exercise price of the GEM Warrants pending resolution of such disputes. A final adverse ruling against us in pending lawsuits and any subsequent appeals, or in any other claim or counterclaim, as applicable, sought by GYBL, could lead to a significant downward adjustment to the current exercise price of the GEM Warrants, additional expenses incurred related to the lawsuits during the ongoing disputes, including, but not limited to, attorney’s fees, and any other remedies the court may deem just.

Further, any lawsuit, including any additional disputes with GEM, and subsequent appeals may be expensive, may divert management’s time away from our operations, and may affect the availability and premiums of our liability insurance coverage, regardless of whether our claims are meritorious, or ultimately lead to a judgment against us. We cannot assure you that we will be able to be successful in lawsuits, or any subsequent appeal, against GYBL or resolve any current or future litigation matters, in which case those litigation matters, including the disputes with GYBL, could have a material and adverse effect on our business, financial condition, operating results and cash flows.

If we incur penalties pursuant to the Registration Rights Agreement with GEM and GYBL, our business, results of operations and financial condition may be adversely affected.

GEM and GYBL have certain registration rights, including “piggyback” registration rights, pursuant to that certain registration rights agreement entered into by and among us, GEM and GYBL concurrently with the GEM Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement requires us to use reasonable best efforts to maintain an effective registration statement covering the resale of the shares of common stock issuable pursuant to the GEM Agreement and the shares of common stock underlying the GEM Warrants (collectively, the “Registrable Securities”), and the “piggyback” registration rights provide that, if we determine to prepare and file a registration statement relating to an offering of any of our equity securities for our own account or for the account of others (other than a registration statement on Form S-8 or Form S-4, or their equivalent relating to securities to be issued in exchange for other securities or equity securities to be issued solely in connection with equity securities issuable in connection with the Company’s option or other employee benefit plans) under the Securities Act of 1933, as amended, then, in the absence of an effective registration statement covering the resale of the Registrable Securities, we are required to deliver a written notice to GEM and GYBL to that effect. If, within five days after the delivery of such written notice, GEM and GYBL request in writing to include in such registration statement all or any part of the Registrable Securities, then we are required to cause such requested Registrable Securities to be registered in the applicable registration statement. We have not maintained an effective registration statement covering the resale of the Registrable Securities. If we do not adhere to the registration rights set forth in the Registration Rights Agreement in connection with any offerings of our securities, there is no guarantee that GEM and/or GYBL will not seek penalties pursuant to the Registration Rights Agreement relating to their registration rights. If GEM and/or GYBL seek such penalties, our business, results of operations and financial condition may be adversely affected. In addition, if we ultimately determine to adhere to the registration rights, we may be required to expend significant resources to prepare and maintain a registration statement, respond to registration requests, and cover other associated costs, which would limit cash available for other business purposes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Number	Document
2.1	Rescission Certificate, dated September 8, 2025 (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on September 11, 2025).

3.1	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on February 20, 2025 (previously filed as Exhibit 3.1 of Form 8-K filed with the SEC on February 24, 2025).

4.1	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4	Secured Promissory Note, dated as of August 14, 2024 (previously filed as Exhibit 4.4 of Form 10-Q filed with the SEC on August 14, 2024).

4.5	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on April 7, 2025).

4.6	Form of Series A-1 Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on July 18, 2025).

4.7	Form of Series A-2 Warrant (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on July 18, 2025).

4.8	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 of Form 8-K filed with the SEC on July 18, 2025).

4.9	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on July 22, 2025).

4.10	Form of Placement Agent Warrant (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on July 22, 2025).

10.1	Exchange Agreement, dated as of July 3, 2025, between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 8, 2025).

10.2	Consent, Release and Waiver, dated as of July 15, 2025, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 16, 2025).

10.3	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 18, 2025).

10.4	Form of Voting Agreement previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on July 18, 2025).

10.5	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 22, 2025).

10.6	Certificate of Full Repayment and Release of Obligations, dated July 23, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 23, 2025).

10.7+	Amended and Restated Executive Employment Agreement of Michael J. Logozzo, dated September 25, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on September 29, 2025).

10.8+	Amended and Restated Executive Employment Agreement of Piyush Phadke, dated September 25, 2025 (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on September 29, 2025).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: November 12, 2025	By:	/s/ Michael J. Logozzo
Michael J. Logozzo
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Piyush Phadke
Piyush Phadke
Chief Financial Officer (Principal Financial and Accounting Officer)