Form 10-K
period 2025-12-31
reAlpha Tech Corp.
filed 2026-03-12
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,525,923 based upon the closing price reported for such date on the Nasdaq Capital Market.

As of March 12, 2026, the registrant had 131,852,546 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REALPHA TECH CORP.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Annual Report on Form 10-K, or this “report,” contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	We have a limited operating history, which may adversely affect us;

●	We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability;

●	We may be unable to obtain financing through the debt and equity capital markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations;

●	If we are unable to successfully identify, consummate or integrate acquisitions into our operations, our business, results of operations, and financial condition could be adversely affected;

●	We have integrated, and intend to continue to integrate, artificial intelligence (“AI”) in our operations and services which may result in operational challenges, compliance challenges, reputational concerns, privacy risks and competitive risks, which could have material adverse effects on our financial condition, results of operations, or reputation;

●	We have experienced, and expect to continue to experience, significant dilution of our common stock, which may adversely affect the market price of our common stock and make it more difficult to raise capital in the future;

●	Compliance with governmental laws, regulations and covenants that are applicable to our business and industries or that may be passed in the future, including those related to the operations of brokerages, title service companies, and other real estate services, may adversely affect our business operations and financial condition;

●	Our business depends significantly on the health of the U.S. residential real estate industry and changes in general economic conditions;

●	The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors;

●	The reAlpha platform and our services are currently limited to certain geographic markets and if we are unable to successfully expand the reAlpha platform and our services to new markets, our growth prospects, results of operations and financial condition may be adversely affected;

●	Our technologies that are currently being developed may not yield expected results or be delivered on time; and

●	The market price and trading volume of our common stock may continue to be highly volatile, which could lead to a loss of all or part of a stockholder’s investment.

Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to reAlpha Tech Corp. and its subsidiaries, as applicable.

ii

MARKET AND INDUSTRY DATA AND FORECASTS

In this report, we present certain market and industry data and statistics. This information is based on third-party sources, which we believe to be reliable. We have not independently verified data from these sources and cannot guarantee their accuracy or completeness. While we are not aware of any misstatements regarding industry data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors, including those discussed in this report under “Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report” and “Part I, Item 1A. Risk Factors.” Additionally, some data in this report is based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Similarly, we believe our internal research is reliable, however, such research has not been verified by any independent sources.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a real estate technology company developing an end-to-end homebuying platform, which we have named reAlpha (hereinafter referred to as the “reAlpha platform”). Our goal is to offer, through our AI-powered platform, a more affordable, streamlined experience for those on the journey to homeownership. The reAlpha platform integrates AI-driven tools to offer, among others, tailored property recommendations, an intuitive visual interface, and certain services, including realty services, mortgage brokering services, and digital title and escrow services within the platform.

Our revenue model revolves around: (i) our homebuying services, which include realty services (e.g., assisting a homebuyer with finding, touring, and closing on homes), mortgage brokering services (e.g., finding and originating a mortgage for the homebuyer that fits their financial situation, needs, credit, and location), and digital title and escrow services (e.g., title, closing and settlement fees) directly to customers, mainly through the reAlpha platform, and (ii) our technology services, including software development services provided by our subsidiaries Naamche, Inc. (“U.S. Naamche”) and Realpha Nepal Pvt. Ltd. (f/k/a Naamche, Inc. Pvt. Ltd.) (“reAlpha Nepal Pvt Limited” and together with U.S. Naamche, “reAlpha Nepal”) to businesses and the AI-powered conversational platform provided to customers by our subsidiary, AiChat Pte. Ltd. (“AiChat”).

We are continuously working to commercialize, enhance and refine our AI technologies to support our homebuying services and technology services and to continue generating revenue. As part of our growth strategy, we also plan to continue identifying and acquiring companies that are complementary to our business, and we intend to generate revenue from integrating such acquired companies and their capabilities into our business. To advance such strategy, we have, in recent years, announced the acquisitions of reAlpha Nepal, AiChat, Hyperfast Title LLC (“Hyperfast”), Debt Does Deals, LLC (f/k/a Be My Neighbor and d/b/a reAlpha Mortgage) (“reAlpha Mortgage”) and Prevu, Inc. and its subsidiaries (collectively, “Prevu”), as well as the proposed acquisition of InstaMortgage Inc. (“InstaMortgage”), which would expand our mortgage operations by adding direct lending capabilities. Although we previously announced and completed the acquisition of GTG Financial, Inc. (“GTG” or “GTG Financial”) during the fiscal year ended December 31, 2025, GTG is no longer one of our subsidiaries as of August 21, 2025 (the “Rescission Date”). For more information, see “Note 5–Business Combinations – Rescission of GTG Financial Acquisition” herein.

Before shifting our focus towards the development of our homebuying services and technology services, our operational model was asset-heavy and built on utilizing our proprietary AI-powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the properties’ performance as a short-term rental. In the first quarter of 2024, we decided to halt these operations due to macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, which conditions persisted throughout the fiscal year 2024. This led us to sell our last real property asset for such operations, and to recognize the impairment of goodwill and intangible assets under the rental business segment. As a result, in the first quarter of 2025, our board of directors (the “Board”) approved the discontinuation of our short-term rental business operations entirely and this discontinuation meets the criteria for being reported as discontinued operations. We currently have two reportable segments: our homebuying services segment and our technology services segment.

Homebuying Services

Our homebuying services segment consists of our (i) realty services offered by our reAlpha Realty, LLC entities (collectively, “reAlpha Realty”) and Prevu; (ii) mortgage brokering services offered by reAlpha Mortgage and (iii) digital title and escrow services offered by Hyperfast. These services are mainly provided through the reAlpha platform, which supports homebuyers with key tasks such as booking property tours, submitting offer letters, mortgage pre-approval and closing transactions. It also provides detailed market insights and comprehensive property data tailored to users’ areas of interest.

We seek to differentiate ourselves from competitors primarily through the vertical integration of homebuying services (real estate brokerage, mortgage brokering, title and escrow services) within a single platform; the integration of AI into our homebuying services offerings and our rebate, which is further described below. We have integrated AI into our homebuying services offerings through our development of “Claire,” a proprietary, customer-facing AI-powered agent acting as a digital homebuying concierge, and internal AI-powered tools for our loan officers. “Claire” is powered by large language models and provides real-time customer support by answering questions and guiding customers through each step of the homebuying journey through a user-friendly, 24/7 web and iOS interface. “Claire” is complemented by licensed professionals, namely real estate agents and loan officers, who step in when their expertise is needed.

In addition to “Claire,” we use AI-powered internal tools, such as our proprietary AI-powered “Loan Officer Assistant,” which is intended to reduce manual review time for our loan officers, and the AI-powered “Engagement Agent,” which integrates with our customer relationship management system to automate certain intake and scheduling and other pre-application workflows for our loan officers. The “Loan Officer Assistant” automates key loan origination tasks, such as document collection and borrower communication and is designed to help loan officers manage higher volumes with greater efficiency while the “Engagement Agent” is designed to accelerate prospective borrower’s connection to loan officers for personalized support, improve prospective borrower engagement and reduce repetitive administrative work related to the intake, follow-up and scheduling processes.

As part of our strategy to differentiate ourselves from competitors and provide a customer-centric homebuying experience, we offer a rebate to homebuyers using the reAlpha platform.

Under our current rebate structure, homebuyers can receive a rebate of up to 1.0% of the home purchase price when using our realty services and an additional rebate of up to 0.5% of the home purchase price when bundling the mortgage brokering services with our realty services, in each case subject to the limitations, terms and conditions described in the buyer agreement (the “current commission rebate”). The current commission rebate is paid to the homebuyer as a rebate towards closing costs, which is reflected on the settlement statement at closing.

Prior to the implementation of the current commission rebate in mid-January 2026, we offered a rebate whereby eligible homebuyers could receive up to 75% of the buy-side brokerage commission paid in connection with the purchase of a home through the reAlpha platform as a rebate towards closing costs, subject to market-specific commissions and minimums (the “historic commission rebate”). The buy-side brokerage commission was dependent on the geographical market of the home purchased and the percentage of the historic commission rebate available to a homebuyer was determined based on their use of eligible integrated services offered via the reAlpha platform, such as realty, mortgage brokering, and digital title and escrow services. Under this model, homebuyers could receive a 25% rebate when using only realty services, 50% when using two services and 75% when using all three services. The update to the current commission rebate in mid-January 2026 was designed to make the rebate easier for customers to understand.

Currently, all three services (realty, mortgage brokering, and title services) are only available on the reAlpha platform for homebuyers in Florida and Virginia. However, two of the three services are offered to homebuyers in eight additional U.S. states, and at least one service is available in an additional 25 U.S. states and the District of Columbia. While our homebuying services are currently offered in 35 U.S. states and the District of Columbia, we plan to offer our homebuying services (and expand the capabilities of the reAlpha platform) nationwide, subject to factors such as acquiring and maintaining necessary real estate and mortgage licenses in each U.S. state and the District of Columbia, securing additional multiple listing service data, executing effective national marketing campaigns and building scalable technology infrastructure.

Technology Services

Our technology services segment includes: (i) software development services provided by reAlpha Nepal to us and third parties and (ii) the AI-powered conversational platform provided to customers by AiChat. We expect that our technology services segment will benefit from the current growth of the AI industry, and we believe that we are well-positioned to take advantage of these current trends due to our early adoption of AI for the development of our technologies.

reAlpha Nepal’s Software Development Services

reAlpha Nepal provides services related to the development of technology, AI and applications, as well as other technology support to the reAlpha platform and to third parties. For example, reAlpha Nepal developed the Company’s AI-powered tools such as the proprietary, customer-facing “Claire” and our internal AI-powered “Loan Officer Assistant” and “Engagement Agent.” reAlpha Nepal also provides monthly technology support services to third parties.

AiChat’s Conversational Platform

AiChat provides AI-powered conversational customer experience platforms in the Asia-Pacific (“APAC”) region. AiChat’s conversational platform enables businesses to automate and optimize customer service, marketing, and e-commerce processes through the integration of major messaging channels in the APAC region, including Facebook Messenger, WhatsApp, Instagram, LINE, and KakaoTalk. AiChat also offers customers the ability to integrate their e-commerce platforms with payment gateways, which is powered by Stripe’s financial infrastructure, enabling them to sell products via messaging channels such as WhatsApp Pay directly to their customers. Through these capabilities, AiChat is able to offer customers a comprehensive array of customer service solutions, ranging from customer inquiry and AI-powered recommendations via its AI agents and chatbot capabilities, to completing the purchase through WhatsApp.

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

Our Growth Strategies

Our goal is to develop an end-to-end platform that streamlines homebuying transactions through integrated brokerage, mortgage brokering, and title services and utilizes sophisticated AI algorithms and tools that optimize the homebuying process for homebuyers. In order to advance this goal, we plan to grow our core business operations in the property technology (“proptech”) market by continuously innovating, improving and expanding the capabilities of our existing technology offerings, including the reAlpha platform, for such market.

Our growth strategies are focused on strategically acquiring companies that complement our current offerings and facilitating the development and deployment of AI-based technologies to serve homebuyers in the real estate industry. We have a strong focus on research and development (“R&D”), which is pursued through our internal efforts as well as strategic acquisitions of and investments in AI-related companies through a balanced opportunistic approach that includes (i) organic, (ii) inorganic and (iii) partner-driven components:

●	Organic growth. Achieved through our internal R&D efforts. We are constantly working to improve the reAlpha platform, develop new and refine existing AI-based technologies, such as “Claire,” the AI-powered “Loan Officer Assistant” and “Engagement Agent,” and leverage technology to streamline the homebuying transaction process with the goal of providing our customers with the best possible experience when using our reAlpha platform.

●	Inorganic growth. Achieved through strategic acquisitions of complementary businesses in the real estate and AI industries. Recognizing that the field of AI is rapidly evolving, and to position ourselves as a leader in leveraging AI to drive growth and create value to our stockholders, we actively seek out opportunities to acquire AI-driven technologies that complement our existing capabilities. By strategically integrating these acquisitions into our portfolio of standalone offerings or under the reAlpha platform, we can leverage their capabilities, expertise and intellectual property to accelerate our growth and expand our competitive advantage in the market.

●	Partner-driven growth. Achieved through strategic investments in start-up companies that complement our existing offerings and enhance our AI-centric growth strategy. We pursue investment opportunities in companies whose technologies support innovation across our platform, including areas such as artificial intelligence and cybersecurity. Through these investments, we aim to strengthen our technological capabilities, expand our enterprise and operational capabilities, and enhance the breadth and functionality of the reAlpha platform (see “Research and Development” below).

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

We focus on pursuing acquisitions of mainly revenue-generating entities falling into two primary categories: (i) services and (ii) products.

●	Services. These acquisitions will serve the purpose of solidifying our core business of providing homebuying services through the reAlpha platform. We intend to focus on entities that offer various services related to the homebuying journey, including, but not limited to, mortgage and financing services, title insurance and lookup, moving services and escrow services.

●	Products. We intend to pursue opportunities to acquire proptech companies focused on providing technology or AI solutions for distinct stages of the homebuying process, from property search, to mortgage or financings and post-closing services. We believe these entities will further enhance the reAlpha platform’s capabilities and improve the ability of our loan officers and real estate agents to complete transactions more efficiently, with the goal of offering a comprehensive, end-to-end platform that will streamline the homebuying process for customers.

In addition to pursuing strategic acquisitions, we have previously made investments in companies offering synergistic technologies. For example, in September 2021, we acquired a 25% stake in Carthagos Inc. (“Carthagos”), a company that provides services related to branding, marketing, and design. Additionally, in September 2024, we invested in XMore AI, Inc. (“XMore.AI”), a company that provides AI-driven cybersecurity solutions that is creating an AI product that consolidates multiple cybersecurity tools into one place, which we expect to integrate in our business to bolster our cybersecurity efforts in the future. Though such partner-driven growth is no longer the focus of our growth strategy, these investments reflect our commitment to innovation and the development of AI-based technologies.

Our Industry

The real estate market in the United States continued to be in a period of transition in 2025, adjusting to mortgage rates declining to nearly 6% by year-end amid moderating inflation and lingering economic uncertainty that continued to pressure affordability and contribute to broader economic uncertainty. This transition resulted in subdued sales at 30-year lows mainly in the single-family home segment, while multifamily market fundamentals were supported by continued renter demand and relatively stable occupancy levels. Nevertheless, the proptech market, which refers to the application of technology solutions within the real estate industry, experienced continued growth during 2025. In addition, because the proptech market is currently a fragmented landscape, characterized by the presence of thousands of solutions, each addressing a specific component within the life cycle of a real estate asset, we intend to position ourselves as a leader in that industry by offering homebuyers an end-to-end platform, the reAlpha platform, that assists and guides homebuyers in every step of the homebuying journey process, including realty, mortgage brokering, title and escrow services, market insights and other services and offerings provided through the reAlpha platform and our iOS application (Real Estate Super App).

Proptech Market Recent Trends and Developments

According to a report by Precedence Research, the total global proptech market size reached $47.08 billion in 2025, and Precedence Research anticipates that this market may grow to an estimated value of $185.31 billion by 2034. The industry is split into a wide range of categories including solutions for real estate professionals, financial technology software, brokerage and agent software, construction technologies, property and facility management, applications for investors and venture capitalists, and climate-related technologies.

The proptech market includes a wide range of innovative solutions that we believe have the potential to provide significant benefits to real estate professionals, loan officers and in various aspects of the broader real estate market, including:

●	Increased Efficiency. Proptech solutions can streamline processes such as property search, transaction management, document collection, borrower communication and scheduling, potentially leading to cost savings and improved operational efficiency for all its intended users, such as buyers, sellers, real estate agents and loan officers.

●	Enhanced Transparency. Technologies like virtual tours and data analytics platforms can increase transparency for buyers and sellers, allowing for more informed decision-making.

●	Improved Accessibility. Proptech platforms can make access to the real estate market easier, particularly for first-time buyers or those in remote locations.

●	Disruption of Traditional Models. Proptech has the potential to disrupt traditional brokerage models, with online platforms offering more cost-effective alternatives.

Macroeconomic factors also play a major role in the demand and financing for real estate services, and, in turn, a demand for solutions provided by proptech, which include:

●	Interest Rates. In 2025, the United States Federal Reserve (the “Federal Reserve”) initially maintained the federal funds target range at 4.25%–4.50% through mid-year, including at the January and July meetings, before implementing a series of reductions in the latter part of the year, lowering the range to 4.00%–4.25% in September, 3.75%–4.00% in October and 3.50%–3.75% in December. Following these interest rate reductions, mortgage application activity showed periodic increases in late 2025 and early 2026, with industry data indicating that overall mortgage application volumes increased by more than 20% on a week-over-week basis during early January 2026 and purchase mortgage applications increased by mid-teen percentages from prior levels. In addition, mortgage applications for new home purchases increased by approximately 2.5% on a year-over-year basis towards the end of 2025, reflecting modest improvement in new home purchase activity toward year-end. Despite these increases, mortgage application levels remained below longer-term historical averages, even as affordability metrics showed signs of improvement, reflecting that affordability conditions had not yet returned to levels sufficient to support a full recovery in mortgage demand.

●	Inflation. Inflation continued to affect the purchasing power of homebuyers through 2025, influencing housing affordability, monthly payment burdens, and broader household budgeting considerations relevant to home purchase decisions. According to the U.S. Bureau of Labor Statistics, the Consumer Price Index for all items increased by 2.7% throughout 2025, reflecting a moderation in inflation compared to prior years but remaining above the Federal Reserve’s long-term target. While easing inflationary pressures and declining interest rates towards the end of 2025 provided some relief to prospective homebuyers, elevated prices for housing, goods, and services continued to impact consumers’ savings capacity and affordability considerations for individuals evaluating homeownership.

●	Maturing Debt. According to S&P Global Market Intelligence reports from late 2025, approximately $936 billion of U.S. commercial real estate mortgages mature in 2026, up 18.6% from 2025. The effect of this debt maturing could lead to significant challenges and impacts on the commercial real estate market and financial sector. This substantial amount of debt maturing in a single year raises concerns about the refinancing of properties purchased at lower mortgage rates, potential increase in loan default levels and broader economic repercussions. For instance, the maturity of such a large volume of commercial real estate debt can strain borrowers who may face difficulties refinancing or repaying these loans, potentially leading to an increase in defaults.

●	Economic Uncertainty. Recent economic indicators reflect continued uncertainty in the U.S. economic environment, including moderated economic growth, easing but still elevated inflation levels, and financial conditions that remain restrictive relative to historical norms. While inflationary pressures moderated during 2025, elevated price levels and borrowing costs continued to affect consumer purchasing power and spending behavior. In addition, labor market conditions showed signs of gradual cooling, and business and consumer sentiment remained sensitive to changes in monetary policy, financial market conditions, and broader macroeconomic developments. Recent trade policy actions, including the imposition or continuation of tariffs on certain goods, have also contributed to cost pressures and uncertainty for consumers and businesses. Collectively, these factors contribute to ongoing uncertainty in interest-rate-sensitive sectors such as housing and may affect homebuyer confidence, transaction activity, and demand for technology-enabled real estate solutions, as consumers may remain cautious when making large financial commitments amid evolving economic conditions.

●	Cyclicality and Seasonality. Residential real estate activity in the United States is inherently cyclical and exhibits seasonal patterns. Transaction volumes and financing activity generally fluctuate in response to broader economic conditions, including changes in interest rates, inflation, employment trends, and consumer confidence, and tend to vary over economic cycles. In addition, residential real estate markets historically experience higher levels of activity during the spring and summer months and lower levels of activity during the fall and winter months. These cyclical and seasonal characteristics are widely observed across the housing industry and influence overall market activity and transaction dynamics.

Real Estate Market Recent Trends and Developments

The real estate market in 2025 experienced changes primarily influenced by ongoing economic conditions, elevated mortgage rates, and a constrained housing supply. Despite persistent high mortgage rates, which averaged between 6% and 7% for much of the year, demand for single-family homes remained relatively stable, contributing to a modest increase in U.S. home prices of approximately 1.7% year-over-year. Existing home sales activity, however, remained near historical lows, with total transactions hovering around four million units, reflecting continued affordability pressures and limited turnover among existing homeowners.

At the same time, market conditions in 2025 reflected a slower home sales transaction rate and increasing time on market as affordability pressures persisted. According to national housing inventory data, the median number of days that homes remained on the market increased to approximately 73 days by the end of 2025, compared with shorter listing times in prior years, indicating reduced transaction urgency. Active housing inventory also grew during the year, with Realtor.com reporting a double-digit year-over-year increase in listings, although total supply remained below long-term historical levels, thereby limiting significant downward pressure on prices. These trends, combined with a higher incidence of price adjustments in specific markets, underscored a slower overall market pace and more balanced market conditions relative to recent years.

Technological advances continued to reshape the real estate landscape in 2025. For instance, the integration of digital tools such as virtual listing, viewing and online closings became increasingly common, streamlining the buying and selling process. This trend not only enhanced accessibility but also catered to changing consumer expectations for convenience and efficiency in real estate transactions. Furthermore, legislative changes aimed at increasing the housing supply, including new regulations supporting accessory dwelling units, are expected to provide more affordable options for buyers in the coming years.

Overall, the real estate market in 2025 reflected a combination of price stability, moderated demand, and continued affordability challenges amid evolving economic and market conditions. As we move forward, understanding these dynamics will be crucial for adapting strategies and offerings within the market.

Research and Development

The industry in which we operate and compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, we believe our success, in part, will depend on our ability to build and enhance our technology and AI capabilities in a timely and efficient manner and to develop and introduce those technologies. To achieve these objectives, we have made research and development investments and acquisitions to facilitate the development of our technologies, and we may explore in the future third-party licensing agreements.

As an example, we acquired reAlpha Nepal in May 2024, a company that provides services related to the development of technology, AI and applications, as well as other technology support as needed. reAlpha Nepal, to date, has assisted us in research and development of our proprietary algorithms and other technologies. Additionally, through investments, we collaborate with other companies. For instance, in September 2021, we acquired a 25% stake in Carthagos. Carthagos provides services related to branding, marketing and design. Additionally, in September 2024, we invested in XMore.AI, a company that provides AI-driven cybersecurity solutions that is creating an AI product that consolidates multiple cybersecurity tools into one place, which we expect to integrate in our business to bolster our cybersecurity efforts in the future. These smaller investments and acquisitions serve as the initial steps towards expanding our footprint and realizing our vision for growth.

To further facilitate our research and development efforts, as well as business operations, in 2021 we opened reAlpha Techcorp Private Limited (“reAlpha India”), our international office located in Bengaluru, India operating under our majority-owned subsidiary. reAlpha India provides back-office support such as marketing, finance and accounting services.

Competition and Competitive Strengths

We face competition from different sources in our technology services segment. We believe that we will continue to face competition from other companies, including large technology companies and smaller, new real estate technology entrants while developing our AI-based technologies.

Real Estate Technology Market

The market in which we operate our business is rapidly evolving, competitive and has relatively low barriers to entry. As a result, there are a number of established and emerging competitors in the proptech market. For instance, we would face competition from other real estate platform companies such as Opendoor Technologies Inc. (NASDAQ: OPEN) (“Opendoor”), Offerpad Solutions Inc. (NYSE: OPAD), Zillow (NASDAQ: Z) (“Zillow”), Rocket Mortgage, LLC (NYSE: RKT) (“Rocket Mortgage”) and Homes.com, as well as a range of emerging new entrants such as Tryhoma, Linkhome AI and FlyHomes, Inc. (“Flyhomes”). These platforms offer a variety of solutions and services to homebuyers, and we may compete with these companies in both the real estate mortgage brokerage industry or real estate technology market.

Key factors that affect our competitive position in the real estate technology market include:

●	our technology’s features, quality and functionality being developed;

●	security and trust;

●	geographic availability of our real estate services; and

●	brand quality and recognition.

We believe that our principal competitive advantage is the vertical integration of real estate brokerage, mortgage brokering, title and escrow services within a single AI-powered platform – namely, the reAlpha platform. The reAlpha platform is designed to provide an end-to-end homebuying experience that enables a homebuyer to search for a property, obtain mortgage financing, and close title and escrow services through a unified workflow. Through our subsidiaries and acquired businesses, we currently hold real estate brokerage licenses in 13 U.S. states and Washington, D.C., mortgage brokerage licenses in 31 U.S. states, and title agency licenses in 3 U.S. states. If the proposed acquisition of InstaMortgage is consummated, we expect to add direct mortgage lending capabilities, which we believe would further differentiate our business by allowing us to capture origination revenue in addition to brokerage fees. We also offer eligible homebuyers the current commission rebate, which allows eligible homebuyers to receive a portion of the broker commission as a credit at closing. We believe this rebate is responsive to increasing customer demand for transparency in real estate transaction costs following the implementation of practice changes in connection with the National Association of Realtors® (“NAR”) settlement.

In addition, “Claire,” our proprietary customer-facing digital homebuying concierge, is integrated into the reAlpha platform to provide real-time buyer support by answering questions and guiding users through each step of the homebuying journey, which we believe will improve customer engagement relative to traditional brokerage models. Our internal AI-powered “Loan Officer Assistant” and “Engagement Assistant” are designed to enhance the productivity of our loan officers and reduce administrative burdens. The “Loan Officer Assistant” automates the classification, extraction, and validation of borrower documents and serves as a quality-control layer that flags inconsistencies before files advance to underwriting, which we believe reduces manual review time per loan and allows loan officers to dedicate more time to customer-facing activities. Our internal AI-powered “Engagement Assistant” integrates with our customer relationship management system to automate lead intake, borrower qualification, appointment scheduling, and personalized follow-up communications, enabling timely initial outreach to prospective borrowers and consistent engagement informed by borrower intent signals. We believe these AI-powered tools address a critical gap in the mortgage origination process, as industry research suggests that response time is a significant driver of borrower conversion, and our AI-enabled workflow is designed to ensure that qualified leads receive prompt attention and are efficiently routed to licensed loan officers.

“Claire,” the internal AI-powered “Loan Officer Assistant” and the internal AI-powered “Engagement Agent” are intended to reduce customer acquisition costs, improve lead-to-close conversion rates, and create a more streamlined homebuying process for customers and a differentiated recruitment proposition for experienced loan officers. However, many of our current and potential competitors have significantly greater financial, technical, marketing, and other resources than we do, and there can be no assurance that we will be able to compete effectively or that our competitive advantages will be sustained.

As we navigate the competitive landscape, we remain committed to continuously enhancing our technology offerings, fortifying our security measures, and leveraging the advantages of AI-based technologies.

Intellectual Property

We are currently developing multiple technologies. Rights to those technologies belong only to us. To protect our intellectual property, we have filed for trademarks and patents, when possible, and protect our intellectual property as trade-secrets where meaningful patent protection cannot be achieved.

As of the date hereof, we have registered trademarks for “ReAlpha,” “Invest in Real,” “P PREVU” and “Real Estate Super App.” We permitted the lapse of our “No Fees, Just Keys” U.S. trademark in August 2025, amongst others, following changes to our business model. Our non-provisional patent for “reAlpha BRAIN” filed on September 14, 2022, has also been abandoned; but we may apply for other patents in the future.

Trademarks

Our U.S. trademark registrations and applications are reflected in the chart below. We are also using certain other marks that have not been registered, such as reAlpha AI. We may choose to add new or retire old trademarks for our technologies as we continue to grow our business.

U.S. Trademark Registrations and Applications(1)

Mark	Class(es)	Serial No.	Filing Date	Status	Next Deadline(2)	Applicant/Registrant
ReAlpha	036, 037	90670051	2021-04-25	Registered	2027-11-30	reAlpha Tech Corp.
Invest in real	036	90796901	2021-06-26	Registered	2028-04-12	reAlpha Tech Corp.
P PREVU	036, 041	97072174	2021-10-13	Registered	2028-05-30	Prevu, Inc.
Real Estate Super App	009	99349494	2025-08-21	Registered	2032-02-10	reAlpha Tech Corp.

(1)	The trademarks listed represent our material trademark registrations and pending applications. The table is not intended to be a comprehensive list of all trademark applications or registrations. We may pursue additional trademark applications or discontinue use of certain marks in the ordinary course of business.

(2)	A trademark registration does not expire after a set period of time, and may remain in effect as long as the owner continues to use the trademark in commerce and timely files the required registration maintenance documents.

Patents

We may apply for patents when applicable to try to protect intellectual property related to our technologies, algorithms and platforms.

Trade Secrets and Contractual Protections

Beyond formal registrations, we protect our proprietary methodologies, AI models, algorithms, and strategic data assets through strict internal controls. These protections include confidentiality agreements, employee invention assignment agreements, and non-disclosure agreements with business partners.

We recognize that the technology landscape is rapidly evolving, and as such, we remain committed to strengthening and expanding our intellectual property portfolio. By continuously developing, acquiring, and protecting our proprietary assets, we aim to maintain a competitive advantage while supporting the long-term growth of our business.

Sales and Marketing

We have a dedicated marketing department responsible for various aspects of our marketing initiatives and strategies. Our marketing department’s primary responsibilities include:

●	managing all advertising and content creation efforts, including the development and execution of targeted marketing campaigns. The marketing department works closely with internal teams and external agencies to create engaging and informative content that showcases our value proposition, products, and services. This content is distributed through various channels, such as social media, email marketing, and paid advertising, to reach a wide audience;

●	collaborating with the technology team to ensure optimal product design and user experience, tailoring the products and services to effectively meet customer needs and expectations;

●	managing and maintaining our corporate website, ensuring a seamless digital experience for users; and

●	overseeing the press team and lead efforts to build and strengthen our brand. This includes crafting compelling narratives, managing media relations, and generating positive coverage of our business.

Governmental Regulation

We operate in heavily regulated industries that are highly focused on consumer protection. This extensive regulatory framework includes U.S. federal, state and local laws and regulations, and corresponding governmental authorities, such as federal and state agencies, that have broad oversight, supervision, and enforcement authority over our business. We are also regulated by private real estate groups and/or trade organizations.

The descriptions below are summaries only and are qualified in their entirety by reference to the full text of the laws and regulations discussed. For additional information on government regulation, including without limitation, government regulation related to AI, cybersecurity and data privacy, see “Risk Factors––Risks Related to Our Business and Operations” and “––Risks Related to Our Technologies and Industry” herein.

Regulation of Realty Brokerage Services

Several federal laws and regulations govern the real estate brokerage business, including the Fair Housing Act (“FHA”), the Americans with Disabilities Act and the Real Estate Settlement Procedures Act of 1974 (as amended, “RESPA”). The FHA, which applies to real estate brokers and agents, prohibits discriminating or expressing any preference based on race, religion, sex, disability, and certain other protected characteristics in the purchase or sale of home. The FHA applies broadly to many forms of advertising and communications. RESPA and similar state anti-kickback statutes require lenders, mortgage agents, and servicers of home loans to timely provide consumers certain disclosures relating to the nature and costs of the real estate settlement services (e.g., real estate brokerage services, mortgage loan origination, title insurance, escrow and closing services), including the disclosure of certain relationships and financial interests in providers of real estate settlement services if a referral is made. RESPA and state anti-kickback statutes also generally prohibit the provision of things of value such as cash rebates, gifts and other inducements, if doing so is part of an agreement or understanding that settlement services business be referred. While the Consumer Financial Protection Bureau (the “CFPB”) enforces RESPA in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), state authorities also have certain RESPA enforcement rights. RESPA compliance is of significant importance to us and our integrated services business.

In addition to the federal regulation, real estate brokerage businesses are also regulated at the state level by agencies dedicated to real estate matters or professional services. While real estate brokerage licensing laws vary from state to state, individuals and entities acting as real estate brokers or salespersons generally must be licensed in each state where they operate. In all states, licensed agents must be affiliated with a broker of record, managing broker, designated broker or similar licensee to engage in licensed real estate brokerage activities. Generally, a brokerage must obtain a corporate real estate broker license, although in some jurisdictions the licenses are personal to individual brokers. The broker of record in all jurisdictions must actively supervise the individual licensees and the brokerage’s activities within the applicable jurisdiction.

All licensed market participants, whether individuals or entities, must follow the jurisdiction’s real estate licensing laws and regulations. These laws and regulations generally detail minimum duties, obligations, and standards of conduct, including requirements related to contracts, disclosures, record-keeping, local offices, trust funds, agency representation, advertising, and fair housing. In each of the jurisdictions where our business operates, we have designated a properly licensed broker as the broker of record and, where required, we also hold a corporate real estate broker’s license.

Beyond federal, state and local governmental regulations, the real estate industry is subject to rules established by private real estate groups and/or trade organizations, including, among others, state Associations of REALTORS®, and local Associations of REALTORS®, NAR, and local Multiple Listing Services (“MLS”). “REALTOR” and “REALTORS” are registered trademarks of NAR.

Each private real estate group generally has prescribed policies, bylaws, codes of ethics or conduct, and fees and rules governing the actions of members in dealings with other members, customers and the public, as well as how the organization’s brand and services may or might not be deployed or displayed.

Regulation of Mortgage Brokering Services

Our mortgage business is required to be licensed in all 31 U.S. states in which it operates and to comply with the respective laws and regulations of each such jurisdiction, as well as with applicable judicial and administrative decisions. The licensing process includes the submission of an application to the relevant state agency, a character and fitness review of key individuals, registration of application and documentation through the Nationwide Multistate Licensing System and Registry (“NMLS”) or the applicable state mortgage regulator to ensure compliance with the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, and an administrative review of our business operations.

In addition, the government-sponsored enterprises Fannie Mae and Freddie Mac and the Federal Housing Finance Agency, Ginnie Mae, the Federal Trade Commission (“FTC”), the U.S. Department of Housing and Urban Development, including the Federal Housing Administration, the CFPB, non-agency securitization trustees and others subject us to periodic reviews and audits.

The comprehensive body of federal, state, and local laws to which our mortgage brokerage business is subject to is continually evolving and developing. Our mortgage business must comply with a number of federal, state and local consumer protection laws including, among others, the Truth in Lending Act (“TILA”), RESPA, the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the FHA, the Gramm-Leach-Bliley Act of 1999 (“GLBA”), the Electronic Fund Transfer Act, and the Homeowners Protection Act. The Dodd-Frank Act also increased regulation of the mortgage industry, including: (i) generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; (ii) requiring the CFPB to enact regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and (iii) requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages.

Under the Dodd-Frank Act, the CFPB is authorized to engage in rulemaking and examination activity with respect to consumer financial products and services (including mortgage finance) and to enforce compliance with federal consumer financial laws, including TILA and RESPA. The CFPB has issued myriad rules, including TILA-RESPA Integrated Disclosure rules, which impose significant obligations on our mortgage business. The CFPB has been active in supervision and enforcement and continues to adopt new and amend existing regulations within its purview.

In addition, the manner in which we may advertise our business, operations and the reAlpha platform, among others, in various media channels may also be regulated by the Mortgage Acts and Practices Advertising Rule, which prohibits deceptive or false mortgage advertising.

Regulation of Digital Title and Escrow Services

Through our subsidiary Hyperfast, we provide digital title and escrow services in three U.S. states. Title insurance and escrow/settlement services typically require licensure and are heavily regulated, often through a state’s insurance regulator or other regulatory body. In a number of states, insurance rates are either promulgated by the state directly or are required to be filed with each state by the agent or underwriter. Some states also promulgate the split of title insurance premiums between the agent and underwriter.

As part of the licensing process, states may also mandate certain minimum financial requirements for net worth and working capital. In some states, no person may acquire control, directly or indirectly, of a title company unless the person has provided required information to, and the acquisition is approved or not disapproved by, the relevant regulator. Additionally, some states have “controlled business” statutes which generally require that a title agent seek or obtain a certain amount of business from unaffiliated brokerages.

Foreign Laws and Regulations

Furthermore, our acquisitions of reAlpha Nepal and AiChat have made us subject to certain foreign laws, regulations and rules which have additional and distinct oversight, supervision, and enforcement requirements. As an example, in many cases, our products and services are or may in the future be subject to U.S. export control laws and regulations and subject to trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). We are also subject to export control and trade sanctions laws and regulations in the European Union (the “EU”), Singapore and other jurisdictions in which we and our subsidiaries may operate. As such, an export license may be required to export or re-export our technology and services to certain countries or end-users, or for certain end-uses, especially AI technologies, such as those involving sensitive customer data or proprietary algorithms. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws or regulations in other jurisdictions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges.

Our international presence also subjects us to additional employment, tax, data protection, and intellectual property risks, including risks related to permanent establishment, misclassification, and inconsistent enforcement across jurisdictions, which could increase our operating costs, expose us to penalties, or impair our ability to operate efficiently.

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

As of December 31, 2025, we had 54 full-time employees in the United States, 32 full-time employees in Nepal, 14 full-time employees in Singapore, and 13 full-time employees in India.

National Loan Officer Recruitment Program

In December 2025, reAlpha Mortgage, our mortgage brokering subsidiary, launched a national Loan Officer Recruitment Program designed to attract experienced, high-producing residential mortgage loan officers across the United States. The program offers equity-based compensation in the form of restricted stock unit (“RSU”) awards, granted pursuant to the 2022 Equity Incentive Plan (as amended and as may be further amended from time to time, the “2022 Plan”), to eligible loan officers with verified trailing twelve-month production who join reAlpha Mortgage. RSU awards vest over a four-year period, subject to continued employment and other conditions, and are intended to align the interests of recruited loan officers with our long-term growth objectives. In addition to equity incentives, the program provides recruited loan officers with access to in-house lead generation, comprehensive onboarding and product training (including specialized training for VA lending), and our internal AI-powered tools, including our proprietary “Loan Officer Assistant” and our “Engagement Assistant,” which are designed to streamline document workflows, enhance lead qualification and follow-up, and reduce administrative overhead. We believe this recruitment program will support our goal of scaling mortgage origination volume, expanding our licensed loan officer network, and strengthening the integration of our real estate and mortgage operations.

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

Risks Related to Our Business and Operations

●	We have a limited operating history, which may adversely affect us.

●	We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

●	If we are unable to successfully identify, consummate or integrate acquisitions into our operations, our business, results of operations, and financial condition could be adversely affected.

●	We may be unable to obtain financing through the debt and equity markets on terms favorable to us or at all, which would have a material adverse effect on our growth strategy, our financial condition and results of operations.

●	We have integrated, and intend to continue to integrate, AI in our operations and services which may result in operational challenges, compliance challenges, reputational concerns, privacy risks and competitive risks, which could have material adverse effects on our financial condition, results of operations, or reputation.

●	We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to data privacy, and any actual or perceived failure to comply with these privacy obligations could result in a claim for damages, regulatory action, loss of business, and/or unfavorable publicity

●	Our financial results are highly dependent on broader macroeconomic and U.S. residential real estate market conditions, which are seasonal and cyclical in nature.

●	Our business is subject to various laws and regulations, including financial protections and securities laws.

●	Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Risk Factors Related to the Proposed Merger with InstaMortgage

●	If the conditions to the Proposed Merger are not satisfied or waived prior to the Outside Date, the Proposed Merger may be delayed or may not occur.

●	Failure to complete, or delays in completing, the Proposed Merger could materially and adversely affect our results of operations, business, financial results and/or common stock price.

●	To the extent we consummate the Proposed Merger, we may not be able to successfully integrate the business and operations of InstaMortgage or other entities that we have acquired or may acquire in the future into our ongoing business operations, which may result in our inability to fully realize the intended benefits of this proposed transaction, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

Risks Related to Our Technologies and Industry

●	Our business depends significantly on the health of the U.S. residential real estate industry and changes in general economic conditions.

●	The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

●	The reAlpha platform and our services are currently limited to certain geographic markets and if we are unable to successfully expand the reAlpha platform and our services to new markets, our growth prospects, results of operations and financial condition may be adversely affected.

●	Our technologies that are currently being developed may not yield expected results or be delivered on time.

●	The implementation of AI into our technologies may prove to be more difficult than anticipated and may adversely affect our business.

●	The use of new and evolving technologies, such as AI, in our operations may require us to expend material resources for compliance and may present risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, any of which may result in reputational harm and liability, or otherwise adversely affect our business.

●	Our success is based on our ability to commercialize and continuously improve our technologies and the reAlpha platform to our customers in the real estate industry and any inability to achieve these outcomes would adversely impact our business.

●	If we fail to comply with the rules, compliance requirements and data license agreements of MLSs, we may be unable to obtain and provide comprehensive and accurate real estate listing data, which could materially and adversely affect our business.

Risks Related to Our Securities

●	The market price and trading volume of our common stock may continue to be highly volatile, which could lead to a loss of all or part of a stockholder’s investment.

●	We have experienced, and expect to continue to experience, significant dilution of our common stock, which may adversely affect the market price of our common stock and make it more difficult to raise capital in the future.

●	If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

●	We do not expect to pay dividends to our common stock holders for the foreseeable future.

●	We are an emerging growth company and a smaller reporting company and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make the common stock less attractive to investors.

Risks Related to Our Cryptocurrency Investment Policy and Treasury Strategy

●	Our cryptocurrency investment policy exposes us to various risks associated with cryptocurrencies.

Risks Related to Our Business and Operations

We have a limited operating history, which may adversely affect us.

We have a limited operating history and face challenges that companies with a substantial operation history do not, such as the perception of a “higher-risk profile.” As a result, it may be more difficult for us to bind coverage with insurance carriers, achieve better rates from service providers or lenders, attract talent, and in times of high interest rates and mounting inflation, to obtain new capital, maintain high credit rating, and utilize leverage. An investment in our common stock entails more risk than an investment in the common stock of a company with a substantial operating history. If we are unable to operate our business successfully as a result of these challenges or other challenges, you could lose all or a portion of your investment in our common stock. Our ability to successfully operate our business depends on many factors, including:

●	our ability to obtain additional capital;

●	economic conditions in the markets where we operate, including the condition of the financial and real estate markets and the economy in general;

●	our ability to attract and retain customers for our homebuying services;

●	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our growth strategy;

●	our ability to compete with other companies in the real estate solutions and proptech markets;

●	costs that are beyond our control, including litigation, legal compliance and others;

●	population, employment or homeownership trends in our markets; and

●	interest rate levels and volatility, such as the accessibility of short- and long-term financing on desirable terms.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not achieved profitability and have incurred losses since inception. For the year ended December 31, 2025, we recorded a net loss of $17,590,392. For the year ended December 31, 2024, we recorded a net loss of $26,022,349, which includes a loss of $18,339,635 from discontinued operations related to our former rental business and operations of our subsidiary, Rhove, and a loss of $7,682,714 from continuing operations. As of December 31, 2025, we had an accumulated deficit of $55,980,534 and outstanding indebtedness of $384,597. While we have experienced revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest diligently in sales and marketing efforts. In addition, we expect to incur significant additional legal, accounting, compliance and other expenses related to public company compliance and the expansion of our business. If our revenue fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

If we are unable to successfully identify, consummate or integrate acquisitions into our operations, our business, results of operations, and financial condition could be adversely affected.

We have completed several acquisitions in recent years and intend to continue pursuing strategic acquisitions of synergistic businesses and/or technologies as part of our growth strategy. We have also entered into a definitive agreement to acquire InstaMortgage, which is expected to close in the first half of 2026, subject to regulatory approvals and other customary closing conditions. Acquisitions take considerable time to develop, particularly in regulated industries, and involve a number of risks, including the risk that we enter into negotiations for acquisitions that result in the diversion of management time and significant out-of-pocket costs and are not ultimately consummated.

Our ability to continue to make acquisitions will depend upon our success at identifying suitable targets at acceptable prices, which requires substantial judgment in assessing an acquisition target’s values, strengths, weaknesses, liabilities, and potential profitability, as well as the availability of capital. In the future, we may not be able to find suitable acquisition targets, and we may not be able to complete acquisitions on favorable terms or at all. Any of the foregoing factors could adversely affect our business, results of operations and financial condition.

In addition, we may not be successful in integrating acquisitions or the businesses we acquire may not perform as well as we expect. For example, we completed the acquisition of GTG Financial, a mortgage brokerage, on February 20, 2025. The acquisition of GTG Financial was rescinded on August 21, 2025. As a result of the rescission, we returned to the seller of GTG Financial 100% of the issued and outstanding shares of GTG Financial and the seller returned to us 14,063 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 700,055 shares of our common stock and GTG Financial was no longer one of our subsidiaries.

Any future failure to manage and successfully integrate acquired businesses could materially adversely affect our business, results of operations, and financial condition. Acquisitions involve numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technology platforms and realizing the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays, and failure to execute on the intended strategy and synergies;

●	failure of the acquired businesses to achieve anticipated revenue, earnings, or cash flow;

●	diversion of management’s attention or other resources from our existing business;

●	our inability to maintain the key customers, business relationships, suppliers, and brand potential of acquired businesses;

●	uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;

●	unanticipated costs associated with pursuing acquisitions or greater than expected costs in integrating the acquired businesses;

●	responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective data protection and privacy controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including tax laws;

●	difficulties in or costs associated with assigning or transferring to us or our subsidiaries the acquired companies’ intellectual property or its licenses to third-party intellectual property;

●	inability to maintain our culture and values, ethical standards, controls, procedures, and policies;

●	challenges in integrating the workforce of acquired companies and the potential loss of key employees of the acquired companies;

●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”); and

●	potential accounting charges to the extent goodwill and intangible assets recorded in connection with an acquisition, such as trademarks, customer relationships, or intellectual property, are later determined to be impaired and written down in value.

Acquisitions may be financed, in whole or in part, through the issuance of equity securities, which would result in dilution to existing stockholders, or through the incurrence of additional indebtedness, which could increase our leverage and reduce our financial flexibility. In addition, the use of cash to fund acquisitions would reduce our available liquidity and may limit our ability to fund other strategic initiatives, respond to business opportunities or withstand adverse economic conditions. Even if successfully consummated, acquisitions may be more costly than anticipated, may not achieve anticipated benefits, or may result in unanticipated costs or liabilities, which could adversely affect our business, results of operations and financial condition.

We may be unable to obtain financing through the debt and equity capital markets on terms favorable to us or at all, which would have a material adverse effect on our growth strategy, our financial condition and our results of operations.

Our ability to execute our growth strategy and meet our liquidity needs depends in part on our access to the debt and equity capital markets. Adverse market conditions, volatility in the capital markets, declines in our stock price, changes in investor sentiment, interest rate increases, or factors specific to our business or industry could impair our ability to raise capital on terms favorable to us or at all. In addition, so long as our public float remains below $75 million, we are subject to the “baby shelf” limitations under General Instruction I.B.6 of Form S-3, which restricts the amount of securities we may sell under a shelf registration statement in any 12-month period to one-third of our public float. This limitation may constrain the amount of capital we can raise through registered shelf offerings and may require us to rely on alternative, potentially more costly or time-consuming offering structures, such as registration statements on Form S-1. If we are unable to obtain additional financing when needed or on terms favorable to us, management may be unable to execute its plans and we may be required to delay strategic initiatives, including acquisitions and investments in our business, or forego opportunities that would otherwise support our growth. To the extent we raise capital through the issuance of equity, existing stockholders may experience dilution, and any debt financing could increase our leverage, require restrictive covenants, or otherwise limit our financial flexibility. If we are unable to secure financing when we needed, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to federal, state and local laws and regulations and rules issued by the CFPB that monitor the loan origination and servicing sectors, which may increase our regulatory compliance burden and associated costs.

reAlpha Mortgage, our mortgage brokering subsidiary, is subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA, RESPA and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability to repay and “qualified mortgage” standards and other origination standards and practices.

The CFPB’s examinations have increased, and will likely continue to increase, reAlpha Mortgage’s administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our mortgage business’ ability to comply with the new rules by their effective dates, could be detrimental to our business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected. The CFPB also has broad enforcement powers, and can order, among other things, rescission or reformation of contracts, the refund of monies or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil monetary penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil monetary penalties to parties the CFPB determines has violated the laws and regulations it enforces.

Additionally, anti-discrimination statutes, such as the FHA and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin, among others. Various federal regulatory agencies and departments, including the U.S. Department of Justice and the CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals). These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. Regulatory agencies and private plaintiffs are expected to apply the “disparate impact” theory to both the FHA and the ECOA in the context of mortgage lending and servicing, among others. To the extent that the “disparate impact” theory continues to apply, it may significantly increase our administrative burdens, compliance requirements and potential liability for failures to comply.

Any actual, alleged or perceived failure of reAlpha Mortgage to comply with the federal consumer protection laws, rules and regulations to which they are subject could expose them to enforcement actions or potential litigation liabilities. Moreover, if the CFPB or other regulatory authorities adopt new rules governing the use of AI in mortgage underwriting or loan approval processes, we may face additional compliance obligations and potential enforcement risks. If we fail to or are unable to adapt to these regulatory changes in a timely and efficient manner our business, financial condition and results of operations may be adversely affected.

If we fail to comply with the rules, compliance requirements and data license agreements of MLSs, we may be unable to obtain and provide comprehensive and accurate real estate listing data, which could materially and adversely affect our business.

We believe that users of our services, whether through our website or iOS application (Real Estate Super App), come to us, in part, because of the real estate listing data that we provide. We obtain this data primarily from MLSs in the markets we serve directly or through our third-party service provider (REALTOR® affiliate). There are hundreds of MLSs operating across the United States, each with its own distinct rules, policies, compliance requirements, and data license agreement terms governing how MLS data may be used, stored, and displayed. These rules vary significantly across MLSs, are subject to change at any time, and may be affected by industry-wide developments such as the NAR settlement agreement in March 2024 and the comprehensive MLS Handbook updates that took effect in January 2026. We are required to respond to and resolve complaints or notices of non-compliance within prescribed timelines, and failure to do so could result in fines, suspension, or termination of our data access. In addition, MLSs are increasingly imposing data security and technology-use requirements on participants, including restrictions on the use of real estate listing data for training AI or machine learning models, which could affect our AI-driven platform capabilities.

In the event that a real estate broker through whom we access MLS data or our third-party service provider (REALTOR® affiliate), is deemed non-compliant, loses its MLS membership, or otherwise has its access restricted or terminated, we may be required to identify and engage replacements, and there can be no assurance that suitable replacements will be available on commercially reasonable terms or without interruption to our MLS data access. The real estate technology industry has also experienced increased litigation and regulatory activity regarding the use, display, and ownership of MLS data, and we may become subject to claims or enforcement actions that could result in restrictions on our ability to use such data. If we are unable to maintain compliance with applicable MLS rules and data license agreements, if we lose access to MLS data from one or more MLSs, or if changes in MLS rules or industry practices materially restrict our ability to obtain, use, or display listing data, we may be unable to provide comprehensive and accurate real estate listings. Any such loss or limitation could materially and adversely affect traffic to our websites, reduce user engagement and conversion, impair our ability to expand into new geographic markets, and have a material adverse effect on our business, results of operations and/or financial condition.

We have integrated, and intend to continue to integrate, AI in our operations and services which may result in operational challenges, compliance challenges, reputational concerns, privacy risks and competitive risks, which could have material adverse effects on our financial condition, results of operations, or reputation.

We currently integrate AI technologies in several of our operations and services, including “Claire” (our proprietary customer-facing AI-powered homebuying concierge), the “Loan Officer Assistant” (our proprietary internal AI-powered tool for our loan officers) and the “Engagement Assistant” (an internal AI-powered tool supporting customer relationship management), and intend to continue integrating or otherwise using AI technologies in our operations and services. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that can generate irrelevant, nonsensical, fictitious, deficient, offensive or factually incorrect content and results. Any inaccuracies in responses or “hallucinatory behavior” by our customer-facing AI products, such as “Claire,” or other AI technologies that are used in our operations or on the reAlpha platform could affect customer satisfaction, lead to misinformation, and/or cause reputational harm.

The safe and responsible integration of AI as it rapidly evolves presents emerging ethical and legal challenges, and any failure to keep pace with or properly govern such technologies may lead to challenges, concerns and risks that are significant or that we may not be able to predict. For example, AI output might present ethical concerns or violate current and future laws and regulations, including licensing laws and a variety of federal and state fair lending laws and regulations such as the FHA, the ECOA, the Home Mortgage Disclosure Act, and the prohibition against engaging in Unfair, Deceptive, or Abusive Acts or Practices pursuant to the Dodd-Frank act, when engaging in “hallucinatory behavior.” Additionally, the U.S. federal government and certain U.S. states, have proposed, enacted or are considering laws governing the development and use of generative AI. We expect other jurisdictions will adopt similar laws. In addition to such new laws and regulations, certain existing privacy laws extend rights to consumers (such as, among others, the right to correct and/or delete certain personal data and to receive copies of any personal data we hold) and regulate automated decision making, which may be incompatible with our use of generative AI. These obligations may make it harder for us to conduct our business using generative AI, comply with relevant privacy laws and/or lead to regulatory fines or penalties, require us to change our business practices, retrain Claire and/or other generative AI tools, and/or prevent or limit our use of generative AI. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of generative AI where they allege the company has violated privacy and consumer protection laws. If we cannot use generative AI that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to data privacy, and any actual or perceived failure to comply with these privacy obligations could result in a claim for damages, regulatory action, loss of business, and/or unfavorable publicity.

We collect, store, share, and process personal information and other customer information. There are numerous federal and state laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, sharing, disclosure and/or protection of personal information, which are continually evolving, subject to differing interpretations and/or best practices, and may be inconsistent between state and federal governments and across countries, regions and/or conflict with other laws and regulations. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, similar federal and state consumer protection laws and requirements imposed by private parties such as telecommunications carriers and credit card industry (including payment processors). We also assist with the processing of customer credit card transactions and consumer credit report requests, originate mortgage loans, perform real estate closings and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. Processing of this type of information is increasingly subject to legislation and regulation in the United States, including under the FCRA and the GLBA, along with relevant state laws and regulations. These laws and regulations are generally intended to protect the privacy and security of personal information, including credit card information that is collected, processed and/or transmitted.

Several states have passed, or are considering passing, comprehensive privacy laws with additional obligations and requirements on businesses. These laws and regulations are increasing in severity, complexity and number, change frequently, and might conflict among the various jurisdictions in which we operate, which has resulted in greater compliance risk and cost for us. For example, the California Consumer Protection Act, which was enacted on June 28, 2018 and became effective on January 1, 2020, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. Furthermore, the New York Department of Financial Services Cybersecurity Regulation, which went into effect on March 1, 2017, requires covered entities to establish and maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of their information systems.

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, and/or regarding the manner in which the express or implied consent of consumers for the use and disclosure of personal information is obtained, could require us to modify the reAlpha platform and its features, possibly in a material manner and subject us to increased compliance costs, which may limit our ability to innovate, improve and expand the reAlpha platform.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, copyright infringement claims, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

We seek to comply with industry standards, applicable laws and regulations, and legal obligations concerning data security protection, and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, terms of use, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other agent or client data, may result in governmental enforcement actions, litigation, fines, penalties and/or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant fines or damages. Further, these proceedings and any subsequent adverse outcomes may cause our agents and our agents’ clients to lose trust in us, which could have a materially adverse effect on our reputation and business. To the extent we rely on any third parties to assist us in the processing of personal information, those third parties are subject to written agreements which hold them to the same standards as appear in our internal policies. Such data is only shared on a need-to-know basis.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common stock.

Our operations and technology, including the reAlpha platform and our internal operating systems, include certain automated processes that require access to telecommunications or the internet, each of which is subject to system security risks. Certain critical components are dependent upon third-party service providers, and a significant portion of our business operations are conducted over the internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the internet and/or operations at our third-party service providers, including viruses and/or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations and similar nefarious activities. Even though we believe we utilize appropriate security measures, including duplication and back-up procedures, a significant outage in telecommunications, the internet or at our third-party service providers could negatively impact our operations.

Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, we acquire and store sensitive data, including intellectual property, our proprietary business information and the personally identifiable information of our customers, employees and third-party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers and/or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored by us, including back-up data stored by us, whether on external drives or in the cloud, could be accessed, publicly disclosed, misused, lost, stolen or otherwise misused. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, any of which could adversely affect our results of operations, reputation and competitive position.

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

We are subject to a variety of laws and regulations relating to financial protection, data privacy, and securities laws. These laws and regulations are constantly evolving and can be subject to significant change. Such laws and regulations are numerous, complex, and frequently changing. If we fail to satisfy any such laws and/or regulations, we may face inquiries or investigations or other adverse government actions, which may be costly to comply with, result in negative publicity, require management’s time and attention, and subject us to remedies that may harm our business, including fines, penalties, demands and/or orders that we modify or cease business practices. Additionally, as we depend on third parties for key services, we rely on such third-party service providers’ compliance with laws and regulations in which they operate regarding privacy, data protection, consumer protection, securities regulation, and/or other matters relating to our customers and business activities. Should there be deficiencies in our compliance (including by third-party service providers), this could adversely impact our reputation and could also expose us to material liability and, as a result, responsibility for damages, fines, and/or penalties.

Our use of “open-source” software could adversely affect our ability to offer our platform and services and subject us to costly litigation and other disputes.

We have in the past incorporated and may in the future incorporate certain “open-source” software into our code base as we continue to develop our platform and integrate services, technical architecture and software from acquired companies. Open-source software is generally licensed by its authors or other third parties under open-source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open-source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open-source software, or that we license such modifications or derivative works under the terms of the particular open-source license. From time to time, companies that use open-source software have faced claims challenging the use of open-source software or compliance with open-source license terms. Furthermore, there are many open-source software licenses that have not yet been tested in a court of law, resulting in a dearth of guidance on their proper legal interpretation. We could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms.

In addition to copyright-based claims, open-source software components incorporated into our platform may be subject to third-party patent claims. Unlike open-source licenses, which address copyright ownership and usage rights, patent rights exist independently and may be asserted by patent holders, including non-practicing entities, regardless of the open-source nature of the underlying software. We may be required to obtain licenses to such patents, modify or remove affected components, or defend against patent infringement claims, any of which could result in significant costs, operational disruption or restrictions on our ability to offer our products and services. Furthermore, our increasing use of AI and machine learning technologies, including open-source AI models and frameworks, introduces additional licensing complexity, as the legal treatment of open-source AI model weights, training data and derivative works remains unsettled and is subject to ongoing litigation and regulatory development.

While we employ practices designed to monitor our compliance with the licenses of third-party open-source software and protect our proprietary source code, inadvertent use of open-source software is fairly common in software development in the internet and technology industries. Such inadvertent use of open-source software could expose us to claims of non-compliance with the applicable terms of the underlying licenses, which could lead to unforeseen business disruptions, including being restricted from offering parts of our product(s) which incorporate the software, being required to publicly release proprietary source code, being required to re-engineer parts of our code base to comply with specific license terms, and/or being required to extract the open-source software at issue. Our exposure to these risks may be increased as a result of evolving our core source code base, introducing new offerings, integrating acquired-company technologies, and/or making other business changes, including in areas where we do not currently compete. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, results of operations, and financial condition.

We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation or any other cloud services provider would impact our operations and our business would be adversely impacted.

Amazon Web Services (“AWS”) provides distributed computing infrastructure platforms for business operations, or what is commonly referred to as a “cloud” computing service. Our software and computer systems have been designed to utilize data processing, storage capabilities and other services provided by AWS and other cloud service provider(s). Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted.

We rely on our international offices to provide back office support functions, and if we are unable to manage the challenges associated with our international operations, our ability to operate our business may be adversely affected.

We maintain international offices in India with 13 full-time employees and Nepal with 32 full-time employees, each as of December 31, 2025. Employees at these locations provide back office support services including branding, marketing, design, finance and accounting, as well as research and development activities. Operations outside the United States are subject to legal, political and operational risks that may be greater than those present in the United States. For example, the political change in Nepal during 2025 temporarily resulted in disruptions to transportation, communications and normal business activities in certain areas, and similar events in the future could disrupt our operations or negatively impact our employees. If any such legal, political and operational risks are prolonged, our operations could be materially interrupted, which may have an adverse effect on its business and operating results.

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

We are, from time to time, involved in, and have been or may be subject to, claims, suits, government investigations, enforcement actions, and other proceedings that may result in outcomes adverse to us, including reputational harm.

We are subject to a variety of laws and regulations relating to data privacy and protection, intellectual property, securities laws, consumer protection, information security, mortgage brokering, mortgage origination, real estate, real estate brokerage, environmental, RESPA, fair housing or fair lending, tax matters, labor and employment matters, and commercial claims, as well as shareholder derivative actions or purported class action lawsuits. These laws and regulations are numerous, complex and constantly evolving. As a result, we have been and we may, in the future, be subject to claims, suits, government investigations, enforcement actions, and other proceedings if we fail to comply with such laws and regulations. Any such claims, suits, government investigations, enforcement actions, and other proceedings, which may be costly to us and/or divert the time and attention of management, may result in negative publicity and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease business practices. The number and scope of potential claims, suits, government investigations, enforcement actions, and other proceedings may increase as our business expands and our products and services evolve.

Additionally, as we depend on third-parties for key services, we rely on such third-party service providers’ compliance with laws and regulations regarding privacy, data protection, consumer protection, securities regulation, and other matters relating to our customers and business activities. Should there be deficiencies in our compliance (including by third-party service providers), this could adversely impact our reputation and could also expose us to material liability and responsibility for damages, fines, or penalties.

We are subject to domestic and international governmental export and import controls that may impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws or if we do not secure or maintain the required export authorizations.

In many cases, our products and services are or may in the future be subject to U.S. export control laws and regulations and subject to trade and economic sanctions maintained by Office of Foreign Assets Control, Department of the Treasury (“OFAC”). We are also subject to export control and trade sanctions laws and regulations in Singapore, India, Nepal and other jurisdictions in which we and our subsidiaries may operate, and the European Economic Area and the United Kingdom, to the extent our data, software or technology may be stored on, accessed from, or transmitted through servers located in located in the EU. As such, an export license may be required to export or re-export our technology and/or services to certain countries and/or end-users, and/or for certain end-uses, especially AI technologies, such as those involving sensitive customer data or proprietary algorithms. If we were to fail to comply with the relevant export controls laws and regulations, economic sanctions and/or other similar laws or regulations in any relevant jurisdictions, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful or knowing violations, and the possible loss of our export or import privileges. Compliance with applicable legal and regulatory requirements regarding the export of our goods and services, including new releases and/or the performance of services, may create delays in the introduction of our services in non-U.S. markets, prevent our customers with non-U.S. operations from deploying these services throughout their global systems and/or, in some cases, prevent the export of the goods and/or services to some countries altogether.

Obtaining the necessary export license for a particular sale or offering may not be possible, may be time-consuming, and may result in the delay or loss of sales opportunities. In addition, compliance with the directives of the Department of State’s Directorate of Defense Trade Controls (“DDTC”) may result in substantial expenses and diversion of management attention. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects. Further, U.S. export control laws and economic sanctions as well as similar laws and regulations in other jurisdictions prohibit the export of offerings to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. We may in the future fail to secure or maintain at all times all required export authorizations, including licenses, which could have negative consequences on our business, including reputational harm, government investigations and civil and/or criminal penalties. Additionally, monitoring and ensuring compliance with these complex export control laws, regulations and sanctions may be particularly challenging as we expand internationally and our offerings are distributed in non-U.S. countries. Any failure by us, our subsidiaries or our partners to comply with all relevant export laws and regulations could have negative consequences for us, including reputational harm, government investigations fines, and penalties and/or other sanctions.

Any change in domestic or international export or import laws or regulations, economic sanctions, and/or related legislation, shift in the enforcement or scope of existing export, import, and/or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import, and sanctions laws or regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell access to our platform to, existing or potential end-customers with international operations. Any decreased use of our platform or limitation on our ability to export to or sell access to our platform in international markets would adversely affect our business, financial condition, and results of operations.

In the future, we may have operations in countries known to experience high levels of corruption and any violation of anti-corruption laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and/or their officials, political parties, state-owned or controlled enterprises, and/or private entities and/or individuals for the purpose of obtaining or retaining business. We may have operations in, and that otherwise deal with countries known to experience corruption. Our activities in these countries and that of our affiliates and/or out third-party sub-contractors create the risk of unauthorized payments and/or offers of payments by one of our employees, contractors, agents, or users that could be in violation of the various anti-corruption laws, including the FCPA and anti-bribery laws in these countries. Failure to comply with any of these laws and regulations may result in extensive internal and/or external investigations as well as significant financial penalties and reputational harm, which could materially adversely affect our business, results of operations, and/or financial condition.

The third parties we may engage with are subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our third-party service providers and, as a result, our business.

The third parties we may engage for key services, such as software development, marketing, investor relations and others, may be subject to a variety of laws and regulations that involve matters such as: privacy; data protection; personal information; rights of publicity; content; marketing; distribution; data security; data retention and deletion; electronic contracts and other communications; consumer protection; and online payment services. These laws and regulations are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently. Additionally, as we depend on third parties for key services, we rely on such third-party service providers’ compliance with laws and regulations regarding privacy, data protection, consumer protection, and other matters relating to our customers.

These various federal and state privacy and data security laws and regulatory standards create data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations, as well as any associated inquiries and/or investigations and/or any other government actions, may be costly to comply with, result in negative publicity, require significant management time and attention, and/or subject our service providers, and us, to remedies that may harm our business, including fines or demands or orders that we modify or cease certain existing business practices.

We may not successfully and/or promptly detect and prevent fraud, misconduct, incompetence and/or theft by our third-party service providers. In addition, any removal or termination of third-party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by such third-party service providers will reflect poorly on us and could significantly damage our reputation among users of our technologies. In the event of fraud or misconduct by a third-party, we could also be exposed to material liability and be held responsible for damages, fines or penalties and our reputation may suffer.

If we fail to accurately report and present non-U.S. GAAP financial measures, together with our financial results determined in accordance with U.S. GAAP, investors may lose confidence and our stock price could decline. Additionally, stockholders may consider U.S. GAAP measures to be more relevant to our operating performance than the non-U.S. GAAP financial measures we present.

In addition to our results determined in accordance with U.S. GAAP, we believe that certain non-U.S. GAAP measures, such as Adjusted EBITDA, may be useful in evaluating our operating performance. We present Adjusted EBITDA measures as supplemental measures in evaluating the performance of our operations and to provide better transparency into our results of operations. We intend to continue to present Adjusted EBITDA and other non-U.S. GAAP financial measures in future filings with the SEC and other public filings. We may, in the future, report non-U.S. GAAP financial measures we present inaccurately, or elect not to report or adjust the calculation of certain non-U.S. GAAP financial measures we present. Any inaccurate reporting and/or election not to present our non-U.S. GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

The market price of our common stock may also fluctuate based on future non-U.S. GAAP financial results we may present if investors base their investment decisions on such non-U.S. GAAP financial measures. If we decide to alter or discontinue the use of non-U.S. GAAP financial measures in reporting our annual and quarterly results of operations, the market price of our common stock could be adversely affected if investors analyze our performance in a different manner.

The inability to protect our intellectual property rights could harm our reputation, damage our business or interfere with our competitive position.

Our intellectual property is valuable and provides us with certain competitive advantages. Copyrights, patents, trademarks, service marks, trade secrets, technology licensing agreements, nondisclosure agreements and contracts may be used to protect these proprietary rights. Despite these precautions, it may be possible for third parties to copy aspects of our products or, without authorization, to obtain and use information that we regard as trade secrets. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or elsewhere around the world will be adequate or that competing companies will not independently develop similar technologies. Our failure to adequately protect our proprietary rights could have a material adverse effect on our competitive position and our business.

We may in the future be subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations, and financial condition.

The internet and technology industries are characterized by significant creation and protection of intellectual property rights and by frequent litigation based on allegations of infringement, misappropriation, or other violations of such intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents, trademarks, and copyrights, and applications of the foregoing, that they allegedly cover significant aspects of our technologies, content, branding, and/or business methods. Moreover, companies in the internet and technology industries are frequent targets of practicing and non-practicing entities seeking to profit from royalties in connection with grants of licenses. Like many other companies in the internet and technology industries, we sometimes enter into agreements which include indemnification provisions related to intellectual property which can subject us to costs and damages in the event of a claim against an indemnified third-party.

We may, in the future, receive communications from such third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights, including alleged patent infringement. Additionally, we may, in the future, be involved in claims, suits, regulatory proceedings, and/or other proceedings involving alleged infringement, misuse, and/or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights. Intellectual property claims against us, regardless of merit, could be time consuming and expensive to litigate and/or settle and could divert our management’s attention and divert other resources.

Claims involving intellectual property could subject us to significant liability for damages and could result in our having to stop using certain technologies, content, branding, or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding, and/or business methods, which could require significant effort and expense and make us less competitive. Any of these results could materially adversely affect our ability to compete and our business, results of operations and financial condition.

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

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm previously expressed substantial doubt regarding our ability to continue as a going concern in its audit report dated March 12, 2026, for the year ended December 31, 2025. This conclusion was based on recurring losses from operations, negative cash flows, and the need to raise additional capital to support our ongoing activities.

Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, management has concluded that there is substantial doubt about our ability to continue as a going concern as discussed in “Note 3 – Going Concern” of our audited financial statements included in this report. Our recurring losses, negative cash flow and the uncertainties surrounding our ability to execute and to realize our planned revenue growth and expected benefits from our operational improvement initiatives, could impact our future profitability and liquidity, which could in the future raise substantial doubt about our ability to continue to execute our operating plan as currently intended and require us to seek additional financing. If adequate funds or additional financings are not available, if and when needed, or if the terms of potential funding sources are unfavorable, our business, financial condition, and results of operations could be materially and adversely affected. Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Given the ongoing disputes with GYBL, the exercise price of the GEM Warrants has not been adjusted pursuant to the GEM Warrant’s terms while these disputes are pending, and, to the extent any shares of common stock are sold pursuant to an equity offering, for instance, at a price per share that is below the then-current exercise price of the GEM Warrants, we do not plan to adjust the exercise price of the GEM Warrants pending resolution of such disputes. A final adverse ruling against us in pending lawsuits and any subsequent appeals, or in any other claim or counterclaim, as applicable, sought by GYBL, could lead to a significant downward adjustment to the current exercise price of the GEM Warrants, additional expenses incurred related to the lawsuits during the ongoing disputes, including, but not limited to, attorney’s fees, and any other remedies the court may deem just.

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

If we incur penalties pursuant to the Registration Rights Agreement with GEM, our business, results of operations and financial condition may be adversely affected.

GEM has certain registration rights, including “piggyback” registration rights, pursuant to that certain registration rights agreement entered into by and among us and GEM concurrently with the GEM Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement requires us to use reasonable best efforts to maintain an effective registration statement covering the resale of the shares of common stock issuable pursuant to the GEM Agreement and the shares of common stock underlying the GEM Warrants (collectively, the “Registrable Securities”), and the “piggyback” registration rights provide that, if we determine to prepare and file a registration statement relating to an offering of any of our equity securities for our own account or for the account of others (other than a registration statement on Form S-8 or Form S-4, or their equivalent relating to securities to be issued in exchange for other securities or equity securities to be issued solely in connection with equity securities issuable in connection with the Company’s option or other employee benefit plans) under the Securities Act, then, in the absence of an effective registration statement covering the resale of the Registrable Securities, we are required to deliver a written notice to GEM to that effect. If, within five days after the delivery of such written notice, GEM requests in writing that we include all or any part of the Registrable Securities in such registration statement, then we are required to cause such requested Registrable Securities to be registered in the applicable registration statement. We do not currently maintain an effective registration statement covering the resale of the Registrable Securities given our ongoing disputes with GEM. There is no guarantee that GEM will not seek penalties pursuant to the Registration Rights Agreement relating to their registration rights. If GEM seeks such penalties, our business, results of operations and financial condition may be adversely affected. In addition, if we decide to adhere to the registration rights prior to the resolution of the pending disputes or upon the resolution of the pending disputes, we may be required to expend significant resources to prepare and maintain a registration statement, respond to registration requests, and cover other associated costs, which would limit cash available for other business purposes.

Loss of our current executive officers and other key employees, including from our subsidiaries, could significantly harm our business.

We depend on the industry experience and talent of our current executives, including Giri Devanur, our Executive Chairman of the Board, Michael J. Logozzo, our Chief Executive Officer, Thomas J. Kutzman Jr., our Chief Financial Officer, and other key employees from our subsidiaries and newly acquired companies. We also rely on individuals in key management positions within our operations, finance, strategy, marketing and technology teams. We believe that our future results will depend, in part, upon our ability to retain and attract highly skilled and qualified management. The loss of our executive officers or any key personnel could have a material adverse effect on our operations because other officers might not have the same level of experience and expertise to readily replace these individuals. To the extent that one or more of our top executives and/or other key management personnel depart from our company, our operations and business prospects may be adversely affected. In addition, changes in executives and key personnel could in any case be disruptive to our business. We do not have any key person insurance.

We are also dependent on designated brokers and licensed loan officers in each state where we conduct real estate brokerage and mortgage brokerage services. The departure of a designated broker or key licensed loan officer could result in the suspension or loss of our authority to operate in one or more states until a qualified replacement is identified and approved by the relevant regulatory authority, which could disrupt our business, result in lost revenue, and expose us to regulatory penalties.

Our dependence upon our business partners and their key business partners whose continued service is not guaranteed.

Our business operations are supported by relationships with key business partners, including our REALTOR® affiliate, vendors, suppliers, service providers, and other strategic partners. The loss of one or more of these key business partners, or a significant change in the terms of our relationship with them, could disrupt our business operations and negatively impact our financial performance. Furthermore, the success of our partnerships depends on the continued service and expertise of key business partners we collaborate with, and we cannot guarantee that these individuals will continue to provide the same level of service or expertise to us. If these individuals leave or are unable to continue providing their services, our ability to maintain and grow our business relationships could be negatively impacted, which could harm our financial results.

We are permanently barred from raising capital in Massachusetts pursuant to a Consent Order.

On April 15, 2022, we entered into a consent order (the “Consent Order”) with the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts. Under the Consent Order, the Company is barred from offering or selling securities in the Commonwealth of Massachusetts, and ordered to cease and desist from committing future violations of Massachusetts Uniform Securities Act, Mass. Gen. Laws c. 110A (the “Act”), and the regulations promulgated thereunder at 950 Code Mass. Regs. 10.01-14.413. The National Securities Markets Improvement Act of 1996 (“NSMIA”) prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities,” including securities listed on a national securities exchange such as Nasdaq. Due to the fact that our common stock is listed on Nasdaq, our common stock qualifies as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, NSMIA does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. The Consent Order expressly states that it is not intended to be a final order based upon violations of the Act that prohibit fraudulent, manipulative, or deceptive conduct. As a result, there is uncertainty as to whether the Consent Order’s prohibition on offers or sales of our securities in the Commonwealth of Massachusetts is enforceable under federal law. Regardless of this uncertainty, we have not undertaken a legal determination as to the preemption question and are continuing to take steps to comply with the Consent Order. To the extent that the Consent Order is enforceable, our ability to sell securities of the Company is limited to the remaining 49 states and expressly excludes natural persons or legal entities that are residents of the Commonwealth of Massachusetts. Based on information currently available to us, we are not aware of any sales that have been made by the Company in the Commonwealth of Massachusetts since we entered into the Consent Order. However, if an offering of our securities were to result in sales to residents of the Commonwealth of Massachusetts, even inadvertently, it could be viewed as a violation of the Consent Order and could subject us to additional regulatory actions or penalties. A regulatory action, even if it does not result in a finding of wrongdoing or penalty, could require substantial expenditures of time, resources, and money, and could potentially damage our reputation. Any such regulatory action or penalty could adversely affect our business, result of operations or access to capital markets.

We expect our business model and pricing models to continue to evolve.

Our business model has a limited track record, and as we continue growing our business and operations, we may continue to experiment with different pricing models and introduce new offerings and services. We expect that the services and technology offerings associated with our business model, including the reAlpha platform, will continue to rapidly evolve as we may need to modify our offerings to stay current in the industry. In addition, we have not yet made a final determination regarding how we will charge customers or how certain incentives we offer through the reAlpha platform, such as the commission rebate which we modified in mid-January 2026, will be applied to customers utilizing the reAlpha platform. We cannot guarantee that we will be able to produce commercially successful offerings or develop a pricing model for such offerings that is acceptable to our customers and enable us to operate profitably. We also cannot guarantee that any modifications we make to our offerings or business model will be successful or will not harm our business. If the changes we make are not successful, or if we fail to make appropriate changes, it would have a material adverse effect on our business, prospects or operations and potentially on our ability to continue as a going concern.

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

Risk Factors Related to the Proposed Merger with InstaMortgage

If the conditions to the Proposed Merger are not satisfied or waived prior to the Outside Date, the Proposed Merger may be delayed or may not occur.

Under the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”) with InstaMortgage, reAlpha Merger Sub I, Inc., a Delaware corporation and a newly formed wholly-owned subsidiary of the Company (the “Merger Sub”) and the stockholders of InstaMortgage, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Proposed Merger (as defined below), including receipt of regulatory approval by certain governmental authorities. These conditions are set forth in the Merger Agreement and are summarized in the Current Report on Form 8-K filed on December 22, 2025. We cannot guarantee that any or all of the conditions to the consummation of the Proposed Merger will be satisfied or waived. If the conditions are not satisfied or waived prior to the Outside Date, the Proposed Merger may not occur, or the consummation of the Proposed Merger may be delayed if the Outside Date (as defined in the Merger Agreement) is extended.

Failure to complete, or delays in completing, the Proposed Merger could materially and adversely affect our results of operations, business, financial results and/or common stock price.

On December 19, 2025, we entered into the Merger Agreement with InstaMortgage, the Merger Sub and the Stockholders, pursuant to which the Merger Sub will merge with and into InstaMortgage, with InstaMortgage surviving as our wholly owned subsidiary (the “Proposed Merger”), subject to the satisfaction and/or waiver of all closing conditions set forth therein and consummation of the transactions contemplated therein. Consummation of the Proposed Merger is subject to the satisfaction and/or waiver of certain conditions, some of which are beyond our control and may prevent, delay or otherwise negatively affect the Proposed Merger. Such conditions include, among others, the receipt of required regulatory approval of certain governmental authorities. The conditions to the closing of the Proposed Merger may not be satisfied and/or waived and the Merger Agreement could be terminated. In addition, to the extent not waived, satisfying the closing conditions to consummate the Proposed Merger may take longer, and could cost more, than we expect. The occurrence of such events individually or in combination may adversely affect the benefits we expect to achieve from the Proposed Merger and adversely affect our business, financial condition, results of operations and cash flows. In addition, if the Proposed Merger does not close by the Outside Date, the attention of our management will have been diverted to it rather than our operations and pursuit of other opportunities. Failure to complete the Proposed Merger would, and any delay in completing the Proposed Merger could, prevent us from realizing the anticipated benefits from the Proposed Merger.

To the extent we consummate the Proposed Merger, we may not be able to successfully integrate the business and operations of InstaMortgage or other entities that we have acquired or may acquire in the future into our ongoing business operations, which may result in our inability to fully realize the intended benefits of this proposed transaction, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

To the extent we consummate the Proposed Merger upon satisfaction and or/waiver of the closing conditions set forth in the Merger Agreement, we plan to integrate the operations of InstaMortgage into our business, and this process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

●	difficulties or complications in combining the companies’ operations;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management’s attention from our ongoing core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential increase in operating costs;

●	the potential loss of key personnel;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business;

●	difficulties or delays in consolidating the acquired companies’ technology platforms, including implementing systems designed to maintain effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable the Company to continue to comply with U.S. generally accepted accounting principles and applicable U.S. securities laws and regulations;

●	unanticipated costs to successfully integrate operations, technologies, personnel of acquired businesses and other assumed contingent liabilities;

●	difficulty comparing financial reports due to differing financial and/or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 (“SOX”) and the rules and regulations promulgated thereunder; and/or

●	possible tax costs or inefficiencies associated with integrating the operations of the combined company.

These factors could cause us to not fully realize the anticipated financial and/or strategic benefits of the Proposed Merger, which could have a material adverse effect on our business, financial condition and/or results of operations.

Even if we are able to successfully operate the acquired business, we may not be able to realize the revenue and other synergies and growth that we anticipated from this Proposed Merger in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

●	the possibility that the Proposed Merger may not further our business strategy as we expected;

●	the possibility that we may not be able to expand the reach and customer base for the acquired companies’ current and future products as expected; and

●	the possibility that we may not succeed in this market in the manner expected.

As a result of these risks, the Proposed Merger and integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the Proposed Merger.

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

We operate in a highly competitive environment and we face significant competition in attracting customers.

We believe that our competitors include:

●	AI-driven real estate platforms offering streamlined homebuying and selling solutions, such as Zillow, Opendoor, FlyHomes and Redfin Corporation (“Redfin”);

●	Digital mortgage platforms which streamline the home financing process through the integration of technology, such as Better Home & Finance Holding Company and Rocket Mortgage; and

●	Title companies offering digital solutions for title and escrow services, such as First American Financial Corporation, Qualia Labs, Inc. and Endpoint Holdings, LLC.

Our competitors are adopting aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Increased competition could result in reduced demand for our platform and technologies, slow our growth, and materially adversely affect our business, results of operations, and financial condition.

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

There are now numerous competing companies that offer AI-powered solutions for real estate purposes, such as Redfin, Zillow, Opendoor and others. Some of these competitors also aggregate property listings obtained through various sources, including the websites of property managers. Some of these competitors or potential competitors also have more established or varied relationships with customers in the real estate industry than we do, and they could use these advantages in ways that could affect our competitive position, including by entering the travel and accommodations businesses. For example, some competitors or potential competitors are creating “super-apps” where consumers can use many online services without leaving that company’s app, e.g., in particular regions, such as Asia, where e-commerce transactions are conducted primarily through apps on mobile devices. If any of these platforms are successful in offering services similar to ours to customers seeking similar solutions, or if we are unable to offer our services to customers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, any of which could materially adversely affect our business, results of operations, and financial condition. We also face increasing competition from search engines including Google. How Google presents AI based real estate solution providers, and its potential promotion of future services that may be similar to ours and of our competitors, or similar actions from other search engines, and their practices concerning search rankings, could decrease our search traffic, increase traffic acquisition costs, and/or disintermediate our technologies and offerings.

The reAlpha platform and our services are currently limited to certain geographic markets and if we are unable to successfully expand the reAlpha platform and our services to new markets, our growth prospects, results of operations and financial condition may be adversely affected.

Currently, all three services (realty, mortgage brokering, and digital title and escrow services) are only available on the reAlpha platform for homebuyers in Florida and Virginia. However, two of the three services are offered to homebuyers in eight additional U.S. states, and at least one service is available in an additional 25 U.S. states and the District of Columbia. Our growth strategy depends in part on our ability to expand our services into additional markets. Expanding into new geographic areas involves significant risks and uncertainties, including the need to adapt our services to local market conditions, competitive dynamics, consumer preferences, regulatory and licensing requirements, and operational and infrastructure constraints. We may incur significant upfront costs and devote substantial management time and resources to market expansion efforts that may not generate anticipated returns or achieve profitability within expected timeframes, or at all. In addition, we may face increased competition from established local or national competitors, challenges in recruiting and retaining qualified personnel, and difficulties in scaling our systems and processes to support expansion. If we are unable to successfully enter and grow in new markets, or if our expansion efforts divert resources from our existing operations, our growth prospects, results of operations and financial condition could be adversely affected.

Our technologies that are currently being developed may not yield expected results or be delivered on time.

We could face delays, bugs, or crashes during and after the development process of any of our technologies that could cause adverse results on our timelines and ability to perform. We rely on our technology, including, without limitation, the reAlpha platform, “Claire” and our internal AI-powered tools, for our business model and scalability. Should the technology not yield the expected results, we may not be able to achieve scalability on the timeline or at all that we have forecasted. We rely on the ability of our employees to develop our technologies to achieve desired results. If our technologies take longer than expected to be commercialized due to any delays during their development, or not function as we intended, our business and results of operations may be materially affected.

The implementation of AI into our technologies may prove to be more difficult than anticipated and may adversely affect our business.

Our future success depends, in part, upon our ability to address the needs of our customers by using and integrating AI technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. The costs of implementing new technology, including personnel, can be high, in both absolute and relative terms, and we may not achieve intended benefits of new technology initiatives. Moreover, the implementation of AI technology can expose us to new or increased operational risks. For example, our implementation of certain new technologies, such as those related to AI, machine learning and automated decision making, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. Many of our competitors have substantially greater resources to invest in technological improvements or are technology focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. We may not be able to effectively develop AI technology-driven products and services or be successful in marketing these products and/or services to our customers or effectively deploy new technologies to improve efficiency. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change and affecting the AI industry or to successfully implement such AI technologies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

The use of new and evolving technologies, such as AI, in our operations may require us to expend material resources for compliance and may present risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, any of which may result in reputational harm and liability, or otherwise adversely affect our business.

Integrating AI into our operations presents risks and challenges that could affect its adoption, and therefore our business. There are significant risks involved in utilizing AI and no assurance can be provided that the usage of AI will enhance our business or assist our business in becoming more efficient or profitable. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement and misappropriation. Other known risks of AI currently include inaccuracy, bias, toxicity, data privacy and cybersecurity issues, and data provenance disputes. In addition, AI may have errors or inadequacies that are not easily detectable. AI may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact our business. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected. Additionally, we expect to see increasing government and supranational regulation and ethical concerns related to AI use which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act - the world’s first comprehensive AI law - entered into force on August 1, 2024, and, with some exceptions, will become fully applicable in December 2026. This legislation imposes significant obligations on providers and deployers of high-risk AI systems and encourages providers and deployers of AI systems to account for certain ethical principles in their design, development and use of these systems. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our technology and products and/or services to help ensure that AI is implemented in accordance with applicable laws and regulations and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The legal landscape and subsequent legal protections for the use of AI remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights and/or protect against infringing uses. If we do not have sufficient rights to use the data on which AI relies or to the outputs produced by AI applications we may incur liability through the violation of certain laws, third-party privacy or other rights or contracts to which we are a party. Our use of AI applications may also, in the future, result in cybersecurity incidents that implicate the personal data of customers. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

Third-party vendors and our subsidiaries may also incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to intellectual property, privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach our contracts and/or violate applicable laws and regulations, and adversely impact our business.

Our success is based on our ability to commercialize and continuously improve our technologies and the reAlpha platform and any inability to achieve these outcomes would adversely impact our business.

The success of our business is based in large part upon our ability to commercialize, and continuously improve, our technologies that integrate AI into the real estate industry solutions market. Maintaining or improving our current technology offerings to meet evolving industry standards and customer expectations, as well as developing commercially successful and innovative new technology, is challenging and expensive.

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

Our technology offerings, including the reAlpha platform and its tools, features, and capabilities, are key to our competitive plan for attracting potential customers to purchase homes via the reAlpha platform. As the number of homebuyers and listings shared on our reAlpha platform, either online or through the iOS application, and the extent and types of data grow, our need for additional network capacity and computing power will also grow. Maintaining or improving our current technology, network capacity and computing power to meet evolving industry standards and customer expectations and data growth is challenging and expensive. For example, the nature of development cycles may result in delays between the time we incur expenses and the time we introduce new technology and generate revenue, if any, from those investments. Anticipated customer demand for a technology offering could also decrease after the development cycle has commenced, and we would not be able to recoup costs, which may be substantial, we incurred.

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

If we are unable to deliver a rewarding experience on mobile devices, whether through our mobile website or iOS application, we may be unable to attract and retain customers.

Developing and supporting the reAlpha platform on a website and iOS application across multiple operating systems and devices requires substantial time and resources. We may not be able to consistently provide a rewarding customer experience on mobile devices and, as a result, customers we meet through the mobile application of reAlpha may not choose to use our services at the same rate as customers we interact through the reAlpha platform.

As new mobile devices and mobile operating systems are released, we may encounter problems in developing or supporting our mobile website or mobile application for them. Developing or supporting our mobile website or iOS application for new devices and their operating systems may require substantial time and resources. The success of our mobile website and iOS application could also be harmed by factors outside of our control, such as:

●	increased costs to develop, distribute, or maintain our mobile website or mobile application;

●	changes to the terms of service or requirements of a mobile application store that requires us to change our mobile application development or features in an adverse manner; and

●	changes in mobile operating systems, such as Apple’s iOS, that disproportionately affect us, degrade the functionality of our mobile website or mobile application, require that we make costly upgrades to our technology offerings, or give preferential treatment to competitors’ websites or mobile applications.

We may be unable to attract homebuyers to the reAlpha platform in a cost-effective manner.

The website version and iOS application version of the reAlpha platform are our primary channels for meeting new customers seeking to purchase a home. Accordingly, our success depends on our ability to attract homebuyers to our website and iOS application in a cost-effective manner. To meet customers, we rely heavily on traffic generated from search engines and downloads of our mobile applications from mobile application stores. We also rely on marketing methods such as targeted email campaigns, paid search advertising, social media marketing, podcasts, and TV.

The number of visitors to our websites and downloads of our iOS application depend in large part on how and where our website and iOS application rank in internet search results and mobile application stores, respectively. While we use search engine optimization to help our website rank highly in search results, maintaining or improving our search result rankings is not within our control. Internet search engines frequently update and change their ranking algorithms, referral methodologies, or design layouts, which determine the placement and display of a user’s search results. In some instances, internet search engines may change these rankings, which may have the effect of promoting their own competing services or the services of one or more of our competitors. Similarly, mobile application stores can change how they display searches and how mobile applications are featured. For instance, editors at the Apple App Store can feature prominently editor-curated mobile applications and cause the mobile application to appear larger than other applications or more visibly on a featured list.

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

The real estate technology industry is characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new offering announcements, introductions, and enhancements, and changing consumer demands and preferences. Our future success will depend on our ability to adapt our technologies and services to evolving industry standards and local preferences and to continually innovate and improve the performance, features, and reliability of our technologies and services in response to competitive offerings and the evolving demands of customers. Our future success will also depend on our ability to adapt to emerging technologies such as tokenization, cryptocurrencies, new authentication technologies, such as biometrics, distributed ledger and blockchain technologies, AI, virtual and augmented reality, and cloud technologies, and their applicability into the markets in which we operate. As a result, we intend to continue to spend significant resources maintaining, developing, and enhancing our technologies and the reAlpha platform; however, these efforts may be more costly than expected and may not be successful. For example, we may not make the appropriate investments in new technologies, which could materially adversely affect our business, results of operations, and financial condition. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

Risks Related to Our Securities

The market price and trading volume of our common stock may continue to be highly volatile, which could lead to a loss of all or part of a stockholder’s investment.

Recently, the stock markets generally have experienced, and will probably continue to experience, price and volume fluctuations that have affected the market price of the shares of many small-cap companies. These fluctuations have often been unrelated to the operating results of such companies and in recent times have been exacerbated by investors’ concerns stemming from geopolitical issues and changes in macroeconomic conditions. Factors that may affect the volatility of our stock price include the following:

●	anticipated or actual fluctuations in our quarterly or annual operating results;

●	fluctuations in interest rates;

●	our success, or lack of success, in developing and marketing our products and services;

●	terrorist attacks, natural disasters and the effects of climate change, regional and global conflicts, sanctions, laws and regulations that prohibit or limit operations in certain jurisdictions, public health crises or other such events impacting countries where we have operations;

●	changes in macroeconomic conditions, including inflationary pressures;

●	changes in financial estimates by us or of securities or industry analysts;

●	the issuance of new or updated research reports by securities or industry analysts;

●	the announcement of new products, services, or technological innovations by us or our competitors;

●	the announcement of new customers, partners or suppliers;

●	the ability to collect our outstanding accounts receivable;

●	changes in our executive leadership;

●	regulatory developments in our industry affecting us, our customers or our competitors;

●	competition;

●	actual or purported “short squeeze” trading activity; and

●	the sale or attempted sale of a large amount of common stock, including sales of common stock following exercises of outstanding warrants.

In addition, the market price and trading volume of our common stock has, since our listing on Nasdaq, and may continue to exhibit, extreme volatility, including within a single trading day. Such volatility could cause purchasers of our common stock to incur substantial losses. With respect to these such instances of trading volatility, we are not aware of any material changes in our financial condition or results of operations that would explain such price volatility or trading volume, which we believe reflect market and trading dynamics unrelated to our operating business or prospects and outside of our control. We are thus unable to predict when such instances of trading volatility will occur or how long such dynamics may last. Under these circumstances, we would caution you against investing in our common stock unless you are prepared to incur the risk of incurring substantial losses.

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

We have experienced, and expect to continue to experience, significant dilution of our common stock, which may adversely affect the market price of our common stock and make it more difficult to raise capital in the future.

During the fiscal year ended December 31, 2025, the number of shares of our common stock outstanding increased from approximately 45.9 million to approximately 131.7 million, representing an increase of approximately 187%. This increase resulted from multiple capital-raising transactions, including a warrant inducement transaction in April 2025, a best-efforts public offering and a registered direct offering in July 2025, and the exercise of related warrants in September and October 2025. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources” herein. As of December 31, 2025, we also had outstanding warrants to purchase approximately 9.2 million additional shares of common stock at various exercise prices, as well as 250,000 shares of Series A Preferred Stock, each of which is convertible into shares of our common stock on March 10, 2028, or earlier at the option of the holder. The exercise or conversion, as applicable, of these securities would result in further dilution to our stockholders. In addition, the resolution of our ongoing litigation with GYBL regarding the GEM Warrants, if adverse to us, could require a significant downward adjustment to the exercise price of the GEM Warrant that are exercisable to purchase approximately 1.7 million shares of common stock (in a cash exercise), which would increase the number of shares issuable upon exercise and result in additional dilution.

To the extent we continue to raise capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell shares of common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. In particular, we may sell a substantial number of shares of our common stock pursuant to our At The Market Offering Agreement (the “HCW Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we have the discretion to offer and sell securities in an amount not to exceed the number or dollar amount of shares of our common stock registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time, in accordance with the terms of the HCW Sales Agreement. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Recent Developments––At the Market Offering” herein. We have the discretion to vary the timing, prices, and quantity of shares of our common stock sold; subject to market demand and market conditions.

We are also continuing to consider additional potential acquisitions in connection with our growth strategy, and these acquisitions could involve the issuance of additional shares of common stock or other equity securities. For example, in connection with our acquisitions of AiChat, reAlpha Mortgage and Prevu, we agreed to issue shares of common stock as part of the consideration thereof, and we agreed to issue shares of common stock as part of the consideration for the proposed acquisition of InstaMortgage.

Additionally, pursuant to the 2022 Plan, we are authorized to grant stock awards to our employees, directors and consultants. The 2022 Plan includes a stockholder-approved evergreen provision, which commencing October 15, 2025, permits automatic annual increases in the number of shares reserved under the 2022 Plan in an amount equal to the lesser of: (A) ten percent (10%) of the total number of shares of common stock issued and outstanding on October 14 of such year or (B) 15,000,000 shares of common stock; provided, that the Board may decide by October 15 of such year to provide that there shall be no increase in the shares of common stock available for issuance under the 2022 Plan for such fiscal year or that the increase shall be a lesser number of shares of common stock than otherwise provided under the automatic annual increase provision. Any grants under the 2022 Plan, including the 2025 Short Term Incentive Plan (the “STIP”), and automatic annual increases to the number of shares reserved under the 2022 Plan may result in additional dilution to our stockholders. These future issuances of additional common stock may also adversely affect the market price of our common stock and make it more difficult to raise capital in the future.

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and could be delisted from Nasdaq due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to regain compliance with the continued listing requirements of Nasdaq, including but not limited to the Minimum Bid Price Requirement.

On May 20, 2025, we received a letter from the Listing Qualifications Staff (the “Staff”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on May 19, 2025, we no longer met the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until November 17, 2025, in which to regain compliance with the Minimum Bid Price Requirement.

On November 18, 2025, we received a second letter from the Staff granting our request for a 180-day extension to regain compliance with the Minimum Bid Price Requirement. We now have until May 18, 2026 (the “Additional Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. This determination was based on us meeting the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the Minimum Bid Price Requirement, and our written notice of its intention to cure the deficiency during the Additional Compliance Period by effecting a reverse stock split, if necessary to regain compliance with the Minimum Bid Price Requirement. If at any time during the Additional Compliance Period, the bid price of our common stock closes at $1 per share or more for a minimum of ten consecutive business days, the Staff will provide us with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed.

If we do not regain compliance with the Minimum Bid Price Requirement during the Additional Compliance Period, the Staff will provide written notification to us that our common stock will be delisted. At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful.

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

Although we have been able to engage with an audience of potential customers and/or investors through different channels, including webinars, email distribution, marketing materials and others, there is no guarantee that they will engage with or have a comprehensive understanding of our business. Brand recognition among our investor community may be limited, particularly with those community members who are not actively engaged with us or have not closely followed our progress. As a result, there is a risk that the demand for our shares may be constrained by the lack of widespread brand recognition and investor awareness.

Additionally, we first started our business as a short-term rental start-up that focused on syndications of real estate properties through exempt offerings. Since then, we have discontinued such operations and shifted our business focus to developing the reAlpha platform and AI technologies. Given this business strategy pivot, we cannot assure investors will still recognize us as the same company they previously were aware of or that this recent business shift will make our common stock more attractive to previous or new investors.

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

Our certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our Board. Accordingly, our Board is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;

●	make it more difficult for a third-party to gain control of us;

●	discourage bids for our common stock at a premium;

●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

●	otherwise adversely affect the market price or our common stock.

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our transaction with Mercurius Media Capital LP (“MMC”), we issued 250,000 shares of our Series A Preferred Stock. Subject to and in accordance with the terms of the Certificate of Designation, each share of Series A Preferred Stock is convertible into one share of our common stock at the election of the holder during the initial three year-period following the issuance of such share of Series A Preferred Stock, and each share is automatically convertible at the end of such 3-year period following the issuance thereof, subject to certain beneficial ownership limitations. Each share of Series A Preferred Stock also has voting rights to vote on any matter presented to our stockholders on an as-converted basis and it ranks senior to our common stock as to distributions and payments upon our liquidation, dissolution and winding up. Further, our outstanding shares of Series A Preferred Stock accrue dividends in an amount equal to 3% per annum on a stated value of $20 per share (the “Stated Value”), subject to adjustment provided in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”), which will be payable in additional shares of Series A Preferred Stock or cash, to the extent there are any funds legally available therefor.

We may choose not to pay the accrued dividends of our Series A Preferred Stock in cash, may not have sufficient available cash to pay the dividends as they accrue or may be prohibited contractually, or pursuant to applicable law, from paying such dividends in cash. The payment of the dividends could reduce our available cash on hand, have a material adverse effect on our results of operations and cause the value of our stock to decline in value. Additionally, the issuance of shares of common stock upon conversion of our Series A Preferred Stock, including those that may be issued as payment for dividend accrued thereunder, could cause substantial dilution to existing stockholders.

We do not expect to pay dividends to our common stock holders for the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends to the holders of common stock in the foreseeable future. However, the holders of our Series A Preferred Stock are eligible to receive dividends on a yearly basis in accordance with the terms and conditions of the Series A Preferred Stock, which may be satisfied through the issuance of additional shares of Series A Preferred Stock or cash at the election of the holder. Our payment of any future dividends to our holders of common stock will be at the discretion of our Board after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We are subject to additional regulatory burdens resulting from being listed on Nasdaq.

As a publicly traded company, we have and will continue to incur significant legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Act, SOX, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased, and may continue to increase, the costs and the time that must be devoted to compliance matters. We expect these rules and regulations may continue to increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

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

This provision does not apply to suits brought to enforce a duty or liability created by the Securities Act, Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.

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

Our Board may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our Board. These policies may be amended or revised at any time and from time to time at the discretion of our Board without a vote of our stockholders. In addition, our Board may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements.

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

We are an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act’”). We will remain an EGC until the earliest to occur of (i) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock pursuant to this registration statement; (iii) the date on which it has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; or (iv) the date it qualifies as a “large accelerated filer” under the rules of the SEC, which means the market value of the common stock held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter after it has been a reporting company in the United States for at least 12 months. For so long as we remain an EGC, it is permitted to and intends to rely upon exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of SOX.

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

Risks Related to Our Cryptocurrency Investment Policy and Treasury Strategy

Our cryptocurrency investment policy exposes us to various risks associated with cryptocurrencies.

Our cryptocurrency investment policy and treasury strategy exposes us to various risks associated with cryptocurrencies, including the following:

●	cryptocurrencies are a highly volatile asset;

●	cryptocurrencies do not pay interest or dividends;

●	our cryptocurrency holdings, if any, may significantly impact our financial results and the market price of our common stock;

●	our cryptocurrency investment policy and treasury strategy has not been tested over an extended period of time or under different market conditions;

●	we are subject to counterparty risks, including in particular risks relating to custodian who hold our cryptocurrencies;

●	the broader digital assets industry is subject to counterparty risks, including without limitation bankruptcies of digital asset companies, the closure or liquidation of financial institutions providing lending and other services to the digital assets industry and regulatory enforcement risk, which could adversely impact the adoption rate, price, and use of cryptocurrencies;

●	changes in our ownership of cryptocurrencies could have accounting, regulatory and other impacts; and

●	holding cryptocurrencies could increase the volatility of our results of operations due to fair value accounting.

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

We may acquire cryptocurrencies on an ongoing basis, which may subject us to exchange risk and additional tax, legal, and regulatory requirements.

As of December 31, 2025, we do not hold any cryptocurrency, however, in accordance with our cryptocurrency investment policy, we may acquire cryptocurrencies in an amount not to exceed 25% of our cash and cash equivalents, if any, in excess of our estimated operating expenses for the six-month period from the date of the proposed purchase, which estimated operating expenses include our allocation for acquisition expenses and estimated future current liabilities for such six-month period, and to hold such cryptocurrencies we purchase as our primary treasury reserve assets until such time we deem it appropriate, subject to market conditions and our operating needs.

The prices of cryptocurrencies such as bitcoin and ethereum have been and may continue to be highly volatile, and our ability to sell cryptocurrencies for fiat currencies or other cryptocurrencies may be subject to unanticipated suspensions in trading, as well as exchange rate risk. While we have not yet acquired any cryptocurrencies, our investment policy allows us to make investments in cryptocurrencies for treasury purposes, which cryptocurrencies will be limited to bitcoin, ethereum, solana and any other cryptocurrency that the SEC, Commodities Futures Trading Commission, or high-ranking members of the staff of such regulatory bodies may, through public statements or guidance, identify as likely not being a security. Such determinations, however, are risk-based judgments made by us, and while such judgments are informed by regulatory developments, any such determination does not constitute a legal standard or determination binding on any regulatory body.

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

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940 (as amended, the “1940 Act”), a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date hereof.

While the SEC stated that its view is that bitcoin and ethereum are not “securities” for purposes of the federal securities laws, the SEC has not provided an official position regarding other cryptocurrencies. Therefore, to the extent we hold any cryptocurrencies, a contrary determination by the SEC regarding bitcoin and ethereum, or the SEC’s determination that cryptocurrencies such as solana are “securities” for purposes of federal securities laws, could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consisting of investments in cryptocurrencies exceed 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls under the 1940 Act that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We acknowledge the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. While we are in the process of enhancing our cybersecurity practices, we are committed to continually improving and adapting to evolving threats to maintain a high standard of protection and to meet industry best practices.

Managing Material Risks and Integrated Overall Risk Management

We have developed and implemented a cybersecurity program that seeks to ensure the confidentiality, integrity, and availability of our information assets, including its critical systems. We use information security management standards, such as ISO 27001, as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We have integrated cybersecurity risk management into our broader enterprise risk management framework. This integration is designed to promote a company-wide culture of cybersecurity awareness and risk management. Our risk management team, in collaboration with external consultants, has assessed and addressed and continues to assess and address cybersecurity risks in alignment with our operational and business needs. This integration ensures that cybersecurity considerations are increasingly embedded in our decision-making processes at every level.

Our cybersecurity framework also draws upon the National Institute of Standards and Technology Cybersecurity Framework (at its currently 2.0 version), which provides guidance for identifying, assessing, and managing cybersecurity risks. While we are in the early stages of fully implementing this framework, we are committed to following its principles as we strengthen our cybersecurity measures to protect both our digital and physical assets.

Engage Third-parties on Risk Management

Recognizing the evolving nature of cybersecurity threats, we have engaged with external experts, including cybersecurity assessors, consultants, and auditors, to assess and enhance our risk management systems. These third-parties have and continue to assist us with evaluating our cybersecurity posture, recommending improvements, and advising on the implementation of best practices. In 2025, we completed a comprehensive cybersecurity assessment across all platforms with external experts, such as Amazon Web Services, amongst others. As we progress, we will continue leveraging these external insights to enhance our cybersecurity strategies and ensure alignment with industry standards.

Oversee Third-party Risk

We understand the potential risks associated with third-party service providers, and we are working on implementing stronger oversight processes. While we have initiated security assessments for our third-party providers, we are in the process of enhancing these efforts to include more frequent evaluations and ongoing monitoring. This will help mitigate the risk of security incidents originating from third-parties.

Risks from Cybersecurity Threats

To date, we have not encountered cybersecurity incidents that have materially impaired our operations or financial condition. However, given the data-driven nature of our business and the prevalent use of technology in operating our business, we face cybersecurity risks inherent to our normal course of operation that, if realized, are reasonably likely to materially affect our operations or financial condition. As a result, we have a dedicated cybersecurity response team and proactively prepare for the possibility of cybersecurity risks, ensuring that our systems are protected against potential threats. The cybersecurity response team (i) responds to actual and suspected cybersecurity threats, (ii) assesses the severity of any such actual or suspected cybersecurity threat, (iii) prepares and maintains incident reports and (iv) prepares cybersecurity incident response procedures designed to help protect the security of the Company’s systems.

Governance

Our Board understands the critical nature of cybersecurity and is closely involved in overseeing our efforts to mitigate cybersecurity risks. We continue to formalize governance structures and oversight mechanisms to ensure that these risks are managed effectively, with the aim of strengthening our operational integrity and enhancing stockholder confidence. As of December 31, 2025, no risks from cybersecurity threats, including as a result of cybersecurity incidents we have experienced in the past, have materially affected us, including our results of operations and financial condition.

Management’s Role Managing Risk

Our Chief Technology Officer (“CTO”) is the senior officer responsible for cybersecurity risk management. Our CTO receives regular updates, which include an overview of the current cybersecurity landscape, the status of ongoing initiatives, and compliance with regulatory requirements. We are establishing structured processes for ongoing communication among the executive team to ensure they remain informed and timely involved in key cybersecurity decisions.

Risk Management Monitoring

We are committed to regularly monitoring cybersecurity risks and are in the process of implementing enhanced monitoring systems. With the assistance of cybersecurity consultants, we are refining our cybersecurity policies and controls, including regular audits and the deployment of advanced security measures such as Multi-Factor Authentication and stronger email filtering protocols. In addition, we have an incident response team and are continuing to refine our incident response plans, communication protocols, and disaster recovery plans to be prepared for any potential cybersecurity incidents.

Security Training

We are providing cybersecurity training to our employees and plan to continue enhancing this program on an ongoing basis. Regular updates and internal campaigns will ensure that our employees are well-prepared to identify and respond to cybersecurity threats in an effective manner.

Reporting to Management and the Board

The CTO regularly provides reports and informs the CEO and CFO cybersecurity profile. These reports address the status of risk mitigation initiatives, the evolving threat landscape, the results of vulnerability assessments and penetration testing, and the progress of key cybersecurity programs, including the implementation of a Zero Trust access framework, continuous vulnerability scanning with centralized alerting, and our pursuit of SOC 2 readiness.

The Board maintains direct oversight of the Company’s cybersecurity program. Management provides the Board with no fewer than annual comprehensive briefings on cybersecurity risk assessment, the effectiveness of the Company’s information security controls and the status of ongoing cybersecurity initiatives. These briefings also cover the Company’s incident response preparedness and any changes in the regulatory environment affecting the Company’s cybersecurity obligations.

In addition to the regularly scheduled briefings, significant cybersecurity matters will be escalated to the Board for review, where management, including the CTO, will provide detailed updates on risk assessments, incident responses, and the effectiveness of our cybersecurity strategies. The Board will continue to evaluate the progress of our cybersecurity initiatives and offer guidance to help strengthen our efforts.

ITEM 2. PROPERTIES.

Our principal office is located at 6515 Longshore Loop, Suite 100, Dublin, OH 43017, with satellite corporate offices in New Jersey and Bengaluru, India. We lease approximately 250 square feet in a co-working business center in Ohio, approximately 440 square feet in a co-working business center in New Jersey and approximately 700 square feet in a co-working business center in Bengaluru, India. We also lease offices in other markets where we conduct business, in Nepal and in Singapore.

We do not own any real property and believe these locations are suitable and adequate for our levels of operations.

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

Malpractice Lawsuit

On July 13, 2023, the Company filed a complaint in Franklin County, Ohio (the “Complaint”), against Buchanan, Ingersoll & Rooney, PC (“Buchanan”), Rajiv Khanna (“Khanna”) (now deceased) and Brian S. North (“North,” together with Buchanan and Khanna, the “Buchanan Legal Counsel”). The Complaint alleges that the Buchanan Legal Counsel failed to provide proper and timely legal advice during the Company’s Tier 2 Regulation A offering, resulting in late Blue Sky notice filings with all required states prior to the Company offering and selling securities in those states. As a result, the Company was subject to a number of inquiries, investigations, and subpoenas by the various states, incurring significant legal fees and fines, lost opportunity due to pausing its Regulation A campaign, and the loss of an institutional investment. The Company is seeking the forfeit of all legal fees associated with this matter; certain losses incurred as the result of the misconduct by the Buchanan Legal Counsel that the Company is legally entitled to recover, including additional fees and expenses and any damages provable from the loss of the institutional investment; and further legal and equitable relief as the Court deems just and proper. The Buchanan Legal Counsel are vigorously defending the claims by the Company, have asserted a number of defenses and filed a counterclaim for billed but unpaid fees (the “Counterclaim,” together with the Complaint, the “Lawsuit”). The Company generally denied the allegations in the Counterclaim and asserted a number of defenses. The Company contends that any damages claimed by the Buchanan Legal Counsel arise from their own negligence and failure to meet their contractual and professional obligations. This case is scheduled to go to trial in late 2026. The Company cannot guarantee the timing and duration of the trial or eventual outcome of the claims and defenses by any party in the Lawsuit.

GEM Lawsuit

On November 1, 2024, we filed a lawsuit against GYBL in the Court pursuant to which we asserted two causes of action: (i) rescission of the GEM Warrants issued to GYBL under the GEM Agreement, by and among us, GEM, under Section 29(b) of the Exchange Act, due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement. Following a motion to dismiss filed by GYBL on January 17, 2025, the Court granted such motion to dismiss on March 14, 2025. On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The parties filed a stipulation to withdraw the appeal pending in the Second Circuit on March 11, 2026.

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

Securities and Exchange Board of India Adjudication Order

On March 3, 2026, the Securities and Exchange Board of India (“SEBI”) issued an adjudication order (Adjudication Order No. ORDER/AK/RK/2025-26/32161-32170) in connection with financial reporting practices of Coffee Day Enterprises Limited (“Coffee Day”), a company listed on the Bombay Stock Exchange and the National Stock Exchange of India Limited, relating to the accounting treatment of interest on borrowings under applicable SEBI rules and regulations for certain prior financial periods of Coffee Day, including for the fiscal year periods of 2019-2020 to 2023-2024 and financial results for the fiscal year period of 2019-2020 to 2024-2025. The order by SEBI imposed a monetary penalty on certain independent directors and executives of Coffee Day, including a monetary penalty of 300,000 Indian rupees (approximately $3,260) on Giri Devanur, who served on Coffee Day’s board of directors from December 2020 until October 2024, in connection with his oversight responsibilities during the relevant periods. This matter related to certain accounting treatment and disclosure interpretations at Coffee Day and did not involve allegations of personal misconduct. The monetary penalty has been addressed in accordance with applicable procedures.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “AIRE.” Our Series A Preferred Stock is not listed on any stock exchange nor traded on any public market.

Holders of Record

As of March 9, 2026, we had 2,175 holders of record of our common stock, which number does not include an indeterminate number of holders whose shares of common stock are held by brokers in street name, and one holder of record of our Series A Preferred Stock.

The transfer agent for our shares of common stock and our Series A Preferred Stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the period covered by this report that have not previously been disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information about our equity compensation plan.

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

Holders of shares of our Series A Preferred Stock are entitled to receive, whether or not declared by our Board, dividends at the rate of 3% of the Stated Value per annum, subject to adjustments set forth in the Certificate of Designation, which will be payable, in the sole discretion of the Company, in cash out of funds legally available for the payment of such dividends or additional shares of Series A Preferred Stock. The first dividend payment on the Series A Preferred Stock was due on March 1, 2026 and the Company elected to make such payment by issuing 6,125 additional shares of its Series A Preferred Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no share repurchase activity for the three months ended December 31, 2025.

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

Overview

We are a real estate technology company developing an end-to-end homebuying platform, which we have named reAlpha. Our goal is to offer, through our AI-powered platform, a more affordable, streamlined experience for those on the journey to homeownership. The reAlpha platform integrates AI-driven tools to offer, among others, tailored property recommendations, an intuitive visual interface, and certain services, including realty services, mortgage brokering services, and digital title and escrow services within the platform.

Our revenue model revolves around: (i) our homebuying services, which include realty services (e.g., assisting a homebuyer with finding, touring, and closing on homes), mortgage brokering services (e.g., finding and originating a mortgage for the homebuyer that fits their financial situation, needs, credit, and location), and digital title and escrow services (e.g., title, closing and settlement fees) directly to customers, mainly through the reAlpha platform, and (ii) our technology services, including software development services provided by our subsidiaries U.S. Naamche and reAlpha Nepal Pvt Limited to businesses and the AI-powered conversational platform provided to customers by our subsidiary, AiChat.

We are continuously working to commercialize, enhance and refine our AI technologies to support our homebuying services and technology services and to continue generating revenue. As part of our growth strategy, we also plan to continue identifying and acquiring companies that are complementary to our business, and we intend to generate revenue from integrating such acquired companies and their capabilities into our business. To advance such strategy, we have, in recent years, announced the acquisitions of reAlpha Nepal, AiChat, Hyperfast, reAlpha Mortgage and Prevu, as well as the proposed acquisition of InstaMortgage, which would expand our mortgage operations by adding direct lending capabilities. Although we previously announced and completed the acquisition of GTG during the fiscal year ended December 31, 2025, GTG is no longer one of our subsidiaries as of August 21, 2025. For more information, see “Note 5–Business Combinations–Rescission of GTG Financial Acquisition” herein.

Before shifting our focus towards the development of our homebuying services and technology services, our operational model was asset-heavy and built on utilizing our proprietary AI-powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the properties’ performance as a short-term rental. In the first quarter of 2024, we decided to halt these operations due to macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, which conditions persisted throughout the fiscal year 2024. This led us to sell our last real property asset for such operations, and to recognize the impairment of goodwill and intangible assets under the rental business segment. As a result, in the first quarter of 2025, our Board approved the discontinuation of our short-term rental business operations entirely and this discontinuation meets the criteria for being reported as discontinued operations. We currently have two reportable segments: our homebuying services segment and our technology services segment.

Homebuying Services

Our homebuying services segment consists of our (i) realty services offered by reAlpha Realty and Prevu; (ii) mortgage brokering services offered by reAlpha Mortgage and (iii) digital title and escrow services offered by Hyperfast. These services are mainly provided through the reAlpha platform, which supports homebuyers with key tasks such as booking property tours, submitting offer letters, mortgage pre-approval and closing transactions. It also provides detailed market insights and comprehensive property data tailored to users’ areas of interest.

We seek to differentiate ourselves from competitors primarily through the vertical integration of homebuying services (real estate brokerage, mortgage brokering, title and escrow services) within a single platform; the integration of AI into our homebuying services offerings and our rebate, which is further described below. We have integrated AI into our homebuying services offerings through our development of “Claire,” a proprietary, customer-facing AI-powered agent acting as a digital homebuying concierge, and internal AI-powered tools for our loan officers. “Claire” is powered by large language models and provides real-time customer support by answering questions and guiding customers through each step of the homebuying journey through a user-friendly, 24/7 web and iOS interface. “Claire” is complemented by licensed professionals, namely real estate agents and loan officers, who step in when their expertise is needed.

In addition to “Claire,” we use AI-powered internal tools, such as our proprietary AI-powered “Loan Officer Assistant,” which is intended to reduce manual review time for our loan officers, and the AI-powered “Engagement Agent,” which integrates with our customer relationship management system to automate certain intake and scheduling and other pre-application workflows for our loan officers. The “Loan Officer Assistant” automates key loan origination tasks, such as document collection and borrower communication and is designed to help loan officers manage higher volumes with greater efficiency while the “Engagement Agent” is designed to accelerate prospective borrower’s connection to loan officers for personalized support, improve prospective borrower engagement and reduce repetitive administrative work related to the intake, follow-up and scheduling processes.

As part of our strategy to differentiate ourselves from competitors and provide a customer-centric homebuying experience, we offer a rebate to homebuyers using the reAlpha platform.

Pursuant to the terms of the current commission rebate, homebuyers can receive a rebate of up to 1.0% of the home purchase price when using our realty services and an additional rebate of up to 0.5% of the home purchase price when bundling the mortgage brokering services with our realty services, in each case subject to the limitations, terms and conditions described in the buyer agreement. The current commission rebate is paid to the homebuyer as a rebate towards closing costs, which is reflected on the settlement statement at closing.

Prior to the implementation of the current commission rebate in mid-January 2026, we offered the historic commission rebate, whereby eligible homebuyers could receive up to 75% of the buy-side brokerage commission paid in connection with the purchase of a home through the reAlpha platform as a rebate towards closing costs, subject to market-specific commissions and minimums. The buy-side brokerage commission was dependent on the geographical market of the home purchased and the percentage of the historic commission rebate available to a homebuyer was determined based on their use of eligible integrated services offered via the reAlpha platform, such as realty, mortgage brokering, and digital title and escrow services. Under this model, homebuyers could receive a 25% rebate when using only realty services, 50% when using two services and 75% when using all three services. The update to the current commission rebate in mid-January 2026 was designed to make the rebate easier for customers to understand.

Currently, all three services (realty, mortgage brokering, and title services) are only available on the reAlpha platform for homebuyers in Florida and Virginia. However, two of the three services are offered to homebuyers in eight additional U.S. states, and at least one service is available in an additional 25 U.S. states and the District of Columbia. While our homebuying services are currently offered in 35 U.S. states and the District of Columbia, we plan to offer our homebuying services (and expand the capabilities of the reAlpha platform) nationwide, subject to factors such as acquiring and maintaining necessary real estate and mortgage licenses in each U.S. state and the District of Columbia, securing additional multiple listing service data, executing effective national marketing campaigns and building scalable technology infrastructure.

Technology Services

Our technology services segment includes: (i) software development services provided by reAlpha Nepal to us and third parties and (ii) the AI-powered conversational platform provided to customers by AiChat. We expect that our technology services segment will benefit from the current growth of the AI industry, and we believe that we are well-positioned to take advantage of these current trends due to our early adoption of AI for the development of our technologies.

reAlpha Nepal’s Software Development Services

reAlpha Nepal provides services related to the development of technology, AI and applications, as well as other technology support to the reAlpha platform and to third parties. For example, reAlpha Nepal developed the Company’s AI-powered tools such as the proprietary, customer-facing “Claire” and our internal AI-powered “Loan Officer Assistant” and “Engagement Agent.” reAlpha Nepal also provides monthly technology support services to third parties.

AiChat’s Conversational Platform

AiChat provides AI-powered conversational customer experience platforms in the APAC region. AiChat’s conversational platform enables businesses to automate and optimize customer service, marketing, and e-commerce processes through the integration of major messaging channels in the APAC region, including Facebook Messenger, WhatsApp, Instagram, LINE, and KakaoTalk. AiChat also offers customers the ability to integrate their e-commerce platforms with payment gateways, which is powered by Stripe’s financial infrastructure, enabling them to sell products via messaging channels such as WhatsApp Pay directly to their customers. Through these capabilities, AiChat is able to offer customers a comprehensive array of customer service solutions, ranging from customer inquiry and AI-powered recommendations via its AI agents and chatbot capabilities, to completing the purchase through WhatsApp.

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

Recent Developments

Acquisition of Prevu, Inc.

On November 21, 2025, we entered into an Agreement and Plan of Merger (the “Prevu Merger Agreement”) with Prevu, reAlpha Merger Sub, Inc., a Delaware corporation and a newly formed wholly-owned subsidiary of the Company and Prevu’s stockholder representative. The Prevu Merger Agreement provided that, among other things and on the terms and subject to the conditions set forth therein, Merger Sub merged with and into Prevu, with Prevu surviving the merger as a wholly-owned subsidiary of the Company. This merger became effective on November 21, 2025, upon the filing and acceptance of the Certificate of Merger by the Secretary of State of Delaware.

Proposed Merger with InstaMortgage Inc.

On December 19, 2025, we entered into the Merger Agreement with InstaMortgage, the Merger Sub and the stockholders of InstaMortgage (the “Stockholders”).

The Merger Agreement provides that, among other things and on the terms and subject to the satisfaction or waiver of the closing conditions and other conditions set forth therein, Merger Sub will merge with and into InstaMortgage at the effective time of the Proposed Merger (as defined above) (the “Effective Time”), with InstaMortgage surviving the Proposed Merger as a wholly-owned subsidiary of the Company.

Pursuant to the terms and conditions of the Merger Agreement, we agreed to pay the Stockholders an aggregate amount of $8,500,000, subject to certain closing adjustments, consisting of: (i) $500,000 in cash to be paid on the closing date of the Proposed Merger, less any applicable withholding tax payable by the Stockholders in accordance with the terms of the Merger Agreement; (ii) $1,500,000 in shares of our common stock to be issued on the closing date of the Proposed Merger and valued based on the VWAP of our common stock as reported on Nasdaq for the ten (10) consecutive trading day period ending on and including the trading day that is one (1) trading day prior to the date of the Merger Agreement; and (iii) $6,500,000 payable in bi-annual payments over three (3) years following the closing date of the Proposed Merger, either in cash or shares of common stock (the “Additional Payment Purchaser Stock”), at our sole discretion, with such Additional Payment Purchaser Stock, if any, valued based on the VWAP of our common stock as reported on Nasdaq or such other trading market, as applicable, for the ten (10) consecutive trading days ending on the date immediately prior to the date on which such issuance is to be made.

Under the terms of the Merger Agreement, the completion of the Proposed Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among others: (i) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; (ii) compliance by the parties with their respective covenants in the Merger Agreement in all material respects; (iii) the absence of a Material Adverse Effect (as defined in the Merger Agreement) with respect to InstaMortgage or the Company on or after the date of the Merger Agreement and continuing as of immediately prior to the Effective Time; (iv) delivery by each party of the closing deliverables; and (v) receipt of the Regulatory Approvals (as defined in the Merger Agreement), in each case subject to certain limitations further described in the Merger Agreement.

At the Market Offering

On April 2, 2025, we entered into the HCW Sales Agreement under which we may offer and sell shares of our common stock from time to time through Wainwright, acting as exclusive sales agent. On December 23, 2025, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-283284) to increase the amount of shares of common stock that we could offer and sell under the HCW Sales Agreement to an aggregate offering price of up to $20,000,000. As of the date of this report, we have sold an aggregate of 25,000 shares of our common stock for aggregate net proceeds of approximately $12,546 following the fiscal year ended December 31, 2025.

Impact of Macroeconomic Conditions, Cyclicality and Seasonality on our Business

U.S. inflation remained above the Federal Reserve’s stated 2% target, which rose 2.7% in December 2025 from 12 months earlier. In response to continued inflationary pressures, the Federal Reserve lowered the target federal funds rate by 25 basis points to a range of 3.5% to 3.75% at its December 2025 meeting, signaling a sustained cautious approach as inflation and housing activity moderate.

Mortgage rates remained elevated during 2025, with the average 30-year fixed mortgage rates remaining at nearly 6% by year-end. Elevated borrowing costs, combined with limited housing inventory, have continued to constrain affordability and weigh on home purchase activity and mortgage origination volume. These factors, along with macroeconomic uncertainty, have contributed to slower transaction volumes across much of the housing market.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations. These policies and estimates require the application of significant judgment by management. These estimates can be materially affected by changes from period to period as economic factors and conditions outside of our control change. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See “Note 2–Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report for a more complete description of our significant accounting policies.

Critical accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue and related cost of goods sold in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). A significant portion of our revenues are derived from products and services offered by AiChat, reAlpha Mortgage and reAlpha Nepal.

We recognize revenue in accordance with ASC 606, when control of services is transferred to the customer. On a standalone basis, we generate revenue by providing monthly support services to third parties.   Revenue is recognized over time as the services are performed and the customer benefits from them.

AiChat, a company specializing in AI conversational customer experience solutions, adheres to the revenue recognition standards outlined in ASC 606. The license fee for platform access and consulting services is recognized as a distinct performance obligation, reflecting their ability to provide value independently within our customer contracts. For the “right to access” license fee, revenue is recognized over the duration of the subscription period, as control and benefits are provided continuously to the customer. Consulting services are recognized based on the nature of the engagement. Revenue for one-time services, such as project setups, is recognized at the point in time of delivery. For ongoing consulting services, revenue is recognized over time, reflecting the continuous benefit transferred to the customer throughout the service period. This approach ensures that revenue recognition accurately matches the ongoing provision of access and the timing of consulting services, as per the guidelines of ASC 606.

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

GTG Financial, a mortgage brokerage company, complies with ASC 606 by recognizing revenue at the point of loan funding. This moment marks the transfer of control of the loan to the borrower, capturing the completion of GTG Financial’s primary service successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan is funded, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations. Effective as of the Rescission Date, the Company’s acquisition of GTG Financial was rescinded. Accordingly, GTG Financial is no longer a subsidiary of the Company, and its results are not included in these audited financial statements for periods after that date (see “Note 5–Business Combinations–Rescission of GTG Financial Acquisition” for more information).

reAlpha Nepal, a company that provides services related to the development of technology, AI and applications, adheres to ASC 606 for revenue recognition, primarily from its service-based contracts. This approach involves detailed identification of contracts with customers, determination of distinct performance obligations within these contracts, and accurate allocation of transaction prices to these obligations. Revenue is recognized as reAlpha Nepal satisfies each performance obligation, typically over time, reflecting the ongoing delivery and customer consumption of its tech-driven services.

Prevu is a digital real estate brokerage that provides licensed brokerage services to homebuyers and home sellers across multiple states through its online platform. Prevu’s revenue is primarily derived from brokerage commissions earned for services provided as both a buyer’s agent and a seller’s agent upon the successful completion of real estate transactions. In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of the brokerage services transfers to the customer, which generally occurs upon the closing of a transaction, at which point the Company has satisfied its performance obligations and is entitled to the commission.    Prevu offers commission rebate programs, including its Smart Buyer™ rebate, under which a portion of the gross brokerage commission is rebated to the buyer at closing. The rebate amount is determined pursuant to contractual rebate agreements and is based on a defined calculation methodology that may vary by transaction, commission structure, service bundle, and market. As the rebate amount is determinable at the time of closing, revenue is recognized net of rebates when the related transaction closes. Such rebates are treated as variable consideration and recorded as a reduction of the transaction price in accordance with ASC 606.

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

Capitalization of Software Development Costs

The Company adheres to ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software (“ASC 350-40”), for the capitalization of software development costs. Under these standards, costs incurred during the application development stage which includes coding, testing, and the development of software functionalities that are eligible for capitalization if they relate to significant improvements that substantially enhance the software’s functionality or extend its service capacity. These costs include direct labor, third-party services, and other expenses directly attributable to the software’s development. Conversely, expenditures for minor enhancements and routine software maintenance are expensed as incurred, consistent with specific U.S. GAAP requirements.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion focuses on the financial condition and results of operations for the fiscal year ended December 31, 2025 and the fiscal year ended December 31, 2024 and year-to-year comparisons between the fiscal year ended December 31, 2025 and the fiscal year ended December 31, 2024.

Fiscal Year Ended December 31, 2025, compared to Fiscal Year Ended December 31, 2024

	Year ended
	December 31,	December 31,
	2025	2024

Revenue	$4,518,498	$948,420
Cost of Revenue	(2,067,060)	(302,084)
Gross profit	$2,451,438	$646,336
Operating expense	(18,458,396)	(7,548,950)
Operating loss	(16,006,958)	(6,902,614)
Other expense	(1,583,434)	(834,360)
Loss from continuing operations before tax	(17,590,392)	(7,736,974)
Loss from discontinued operations before tax	-	(18,339,635)

Revenues. Revenues were $4,518,498 for the fiscal year ended December 31, 2025, compared to $948,420 for the fiscal year ended December 31, 2024, an increase of approximately 376%. Our revenues currently consist primarily of revenues generated from our homebuying services, as well as revenues generated from our technology services. For the year ended December 31, 2025, revenues from homebuying services were approximately $3,499,949 (77% of total revenue), while revenues from technology services were approximately $1,018,549 (23% of total revenue). This increase in revenue was primarily driven by an increase in revenue generated from our mortgage brokerage transactions by reAlpha Mortgage, revenue generated by GTG Financial through the Rescission Date, subscription fees from AiChat, as well as revenues generated from Prevu’s realty services during the period following its acquisition on November 21, 2025 (the “Prevu Acquisition Date”). reAlpha Mortgage generated $1,968,330 through mortgage brokerage transactions during the fiscal year ended December 31, 2025, compared to $604,128 for the same period in 2024. GTG Financial generated $1,416,352 during the fiscal year ended December 31, 2025, until the Rescission Date, at which time GTG Financial ceased to be our subsidiary (see “Note 5 – Business Combinations – Rescission of GTG Financial Acquisition” for more information). Following the Rescission Date, GTG Financial’s operations did not contribute to our revenues. AiChat generated $764,512 from subscription fees for its AI conversational technologies offered to enterprise clients, compared to $140,328 in the same period in 2024. Prevu generated $80,656 through real estate brokerage transactions, primarily consisting of broker commissions, during the fiscal year ended December 31, 2025, which reflects Prevu’s revenue from the Prevu Acquisition Date through December 31, 2025. There was no comparable revenue from Prevu in the fiscal year ended December 31, 2024.

Cost of revenue. Cost of revenue was $2,067,060 for the fiscal year ended December 31, 2025, compared to $302,084 for the fiscal year ended December 31, 2024, an increase of approximately 584%. Cost of revenue reflects direct expenses associated with delivering our mortgage brokerage services, real estate brokerage services, and technology solutions, including compensation-related costs for personnel supporting loan origination, real estate brokerage activities, and customer interactions from our mortgage and realty subsidiaries. The increase in cost of revenue was primarily attributable to higher direct expenses associated with delivering our mortgage brokerage services and technology solutions, including compensation-related costs for personnel supporting loan originations and customer interactions at our mortgage subsidiaries, reAlpha Mortgage and GTG Financial. In addition, we incurred $17,798 of cost of revenue related to Prevu’s real estate brokerage operations following the Prevu Acquisition Date. Cost of revenue attributable to GTG Financial totaled $899,813 for the year ended December 31, 2025 through the Rescission Date, after which GTG Financial ceased to be our subsidiary (see “Note 5—Business Combinations—Rescission of GTG Financial Acquisition” for additional information). Accordingly, no cost of revenue related to GTG Financial was recognized subsequent to the Rescission Date.

Operating expense. Operating expense was $18,458,396 for the fiscal year ended December 31, 2025, compared to $7,548,950 for the fiscal year ended December 31, 2024, an increase of approximately 145%. This increase was primarily driven by an increase in salary expenses as a result of the integration of our acquired businesses, including reAlpha Mortgage, Prevu and GTG Financial, as well as additional personnel added to support the expansion of our platform and operations, which amounted to $6,506,553 compared to $2,841,591 for the same period in 2024, and an increase in marketing and advertising expenses related to our advertising campaign and customer acquisition initiatives that amounted to $5,946,514 compared to $793,004 for the same period in 2024. In addition, we incurred professional and legal services expenses of $3,273,947 related to our general corporate services, litigation matters, regulatory compliance, and capital raising activities, compared to $2,124,946 for the same period in 2024. Operating expenses attributable to GTG Financial in the amount of $513,822 were recognized during the year ended December 31, 2025 until the Rescission Date, at which date GTG Financial ceased to be our subsidiary (see “Note 5—Business Combinations—Rescission of GTG Financial Acquisition” for more information). As a result, following the Rescission Date, we did not incur any operating expenses related to GTG Financial’s operations. Operating expenses attributable to Prevu in the amount of $33,990 were recognized from the Prevu Acquisition Date through December 31, 2025.

Other expense. Other expense was $1,583,434 for the fiscal year ended December 31, 2025, compared to other expense of $834,360 for the fiscal year ended December 31, 2024, an increase of approximately 90%. This consists of interest expense of $814,727 which includes $545,624 relating to amortization of original issue discount and debt issuance expense, amortization expenses relating to the $406,250 commitment fee incurred in connection with the GEM Agreement and the loss on extinguishment of debt relating to the Note in the amount of $438,834 which was not present in the same period in 2024, non-cash losses of $456,325 from the increase in fair value of the Series A Preferred Stock liability along preferred stock embedded derivative liability, and a $604,123 decrease in fair value of contingent consideration of reAlpha Mortgage.

Key Business Metrics

We monitor a number of key performance indicators and non-U.S. GAAP financial measures to evaluate the performance of our business operations and the execution of our strategy. These metrics provide management with insight into transaction activity across our platform, operating efficiency, and trends affecting the scale and overall health of our business. We use these measures, together with our financial results, to assess performance across periods, inform management decision-making, and support financial planning and strategic priorities.

	Year Ended
	December 31, 2025	December 31, 2024
Total Transaction Volume	$116,153,573	38,363,497 (1)
Revenue	$4,518,498	$948,420
Cash and Cash Equivalents	$7,783,529	$3,123,530
Gross Profit Margin	54%	68%
Adjusted EBITDA	$(13,689,464)	$(5,626,474)

(1)	2024 transaction volume includes activity from September 9, 2024, the date of acquisition of reAlpha Mortgage, through December 31, 2024. Accordingly, the 2024 period does not reflect a full year of operations and is not directly comparable to 2025.

Total Transaction Volume

Total Transaction Volume is a key measure of the scale of our homebuying services offerings. We define Total Transaction Volume as the aggregate dollar volume of transactions generated across our real estate brokerage, mortgage, and title services during the applicable trailing twelve-month period. This includes (i) the closing sale prices of residential properties transacted through our realty services, (ii) the principal loan amounts closed through our mortgage brokerage operations, and (iii) the underlying property transaction value associated with title services provided during the period.

Due to the fact that customers may utilize more than one of our services in connection with a single underlying property transaction, the same property transaction value may be included in more than one component of Total Transaction Volume. As a result, Total Transaction Volume may exceed the dollar value of unique underlying residential property transactions completed during the period.

For realty transactions, we include the full closing sale price for each transaction, regardless of whether our brokerage represented the buyer, the seller, or both sides of the transaction, in accordance with applicable laws and disclosure requirements. This metric excludes rental transactions.

We present Total Transaction Volume on a trailing twelve-month basis to provide a view of transaction activity that smooths seasonal fluctuations and reflects the overall economic throughput of our platform.

Total Transaction Volume is influenced by transaction activity across our business, home prices in the markets we serve, mortgage origination activity, service adoption rates, seasonality, and macroeconomic conditions, including interest rate levels and housing affordability.

Revenue

Revenue represents income earned from services provided across our homebuying services and technology services segments. We generate revenue primarily from real estate brokerage commissions, mortgage brokerage fees, and other service-related revenues, which are recognized in accordance with U.S. GAAP.

Management evaluates revenue growth as an indicator of transaction activity across our platform and the effectiveness of our integrated service offerings. Revenue is influenced by transaction volume, customer adoption of multiple services, home prices in the markets we serve, mortgage origination activity, and prevailing market conditions, including interest rate levels and housing affordability.

Cash and cash equivalents

Cash and cash equivalents represent our primary source of liquidity and include unrestricted cash and highly liquid investments available to fund our operations and support strategic initiatives. Management monitors cash and cash equivalents to assess our liquidity position, working capital needs, and ability to support ongoing operations, platform development, and market expansion activities.

Cash and cash equivalents are influenced by operating performance, timing of transaction activity, capital raising activities, debt service requirements, and investments in technology, research and development, and acquisitions.

Gross profit margin

Gross profit margin represents gross profit as a percentage of revenue and reflects the efficiency of our operations after direct costs associated with delivering our homebuying services and technology services.

Management evaluates gross profit margin as an indicator of operating efficiency and unit economics across our services. Gross profit margin is influenced by service mix, transaction volume, pricing dynamics, compensation and commission structures, and costs associated with operating and supporting our platform, including technology and service delivery expenses.

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

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented below:

	Year ended December 31,
	2025	2024
Net loss	$(17,590,392)	$(26,022,349)
Adjusted to exclude the following
Depreciation and amortization	543,170	282,095
Amortization of loan discounts and origination fee(1)	545,624	181,875
Loss from discontinued operations	-	18,339,635
Income tax benefit	-	(54,260)
Impairment of intangible assets	220,016	-
Changes in fair value of contingent consideration(2)	(604,123)	-
Change in fair value of preferred stock embedded derivative liability (3)	456,325	-
Loss on extinguishment of debt	438,834	-
Loss (gain) on deconsolidation(4)	(94,071)	-
Loss (gain) on equity method investments	103,354	(20,663)
Interest expense	394,434	333,759
Non cash commitment fee expenses(5)	406,250	500,000
Stock-based compensation(6)	862,476	316,183
Equity offering costs(7)	490,868	-
Acquisition-related expenses	137,771	517,251
Adjusted EBITDA	$(13,689,464)	$(5,626,474)

(1)	Represents amortization of all debt issuance costs and original issue discount due to the repayment of the Note (as defined below) issued to Streeterville Capital, LLC (“Streeterville”).

(2)	Represents remeasurement gains or losses related to the contingent consideration of reAlpha Mortgage.

(3)	Represents non-cash remeasurement gains or losses related to the shares of Series A Preferred Stock issued in the MMC transaction.

(4)	Represents a gain recognized upon the rescission of the GTG Financial acquisition.

(5)	Represents the commitment fee of $1,000,000 incurred in connection with the GEM equity facility, which has been amortized over a period of 24 months, beginning on October 23, 2023.

(6)	Represents non-cash stock-based compensation expense associated with shares of common stock issued to consultants ($2,526), shares of common stock issued to employees ($102,880), and restricted stock units (RSUs) granted to executive officers and other eligible employees ($757,071).

(7)	Represents legal and professional fees incurred in connection with the issuance of shares of common stock and warrants from our equity offerings and other capital raise transactions.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt services, acquisitions, contractual obligations and other commitments. Our liquidity and capital resources are critical to our ability to execute our business plan and achieve our strategic objectives and we assess our liquidity in terms of our ability to fund operations, pursue acquisitions and meet our obligations as they become due.

Our primary sources of liquidity have historically consisted of proceeds from equity offerings and debt financings, such as the Note (as defined below) issued to Streeterville, and the revenue generated from our services. The cost of capital and historically high-interest rates has a direct impact on our ability to raise capital through debt financings or equity offerings or to pursue acquisitions. The current economic environment supports higher interest rates and more stringent debt terms. As a result, we have been more reliant on equity financing as we navigate the existing market conditions. We cannot provide any assurance that we will be able to raise additional funds on acceptable terms, if at all. Our ability to raise additional capital will depend on various factors, including market conditions, investor demand, and our financial performance.

During the fiscal year ended December 31, 2025, our primary uses of cash included operating expenses, acquisitions, technology development and debt service. In particular, we spent a significant portion of cash to repay the secured promissory note issued to Streeterville (the “Note”), on August 14, 2024 pursuant to a note purchase agreement. Under the terms of the Note, Streeterville could redeem up to $545,000 of the Note per month, commencing March 2025 and at any time thereafter until the Note was repaid in full. See “Note 9––Notes Payable” herein for more information. As a result of these constraints on cash, we initiated various measures to enhance our liquidity position.

As part of our efforts to increase our liquidity, we entered into a warrant inducement transaction, completed two equity offerings and commenced our at-the-market offering programs (each an “ATM Program” and collectively, the “ATM Programs”). Through these transactions, we raised gross proceeds of approximately $25.5 million during the fiscal year ended December 31, 2025. On April 6, 2025, in connection with the warrant inducement transaction, we entered into inducement letter agreements with certain holders of existing warrants dated November 21, 2023 (the “Follow-On Warrants”). Pursuant to the terms of the inducement letter agreements, certain holders of the Follow-On Warrants agreed to exercise their warrants for cash at a reduced exercise price of $0.75 per share. In exchange, we agreed to issue warrants (the “New Warrants”) to purchase 8,437,502 shares of our common stock. The warrant inducement transaction closed on April 8, 2025 and resulted in the issuance of 4,218,751 shares of our common stock and gross proceeds of approximately $3.1 million. In addition, we reduced the exercise price of Follow-On Warrants held by non-participating holders from $1.44 to $0.75 for the remainder of such warrants’ term. To the extent that the remaining Follow-On Warrants and New Warrants are exercised in full, we will be able to raise approximately $3.8 million in additional gross proceeds from the cash exercise thereof.

On July 18, 2025, upon the closing of the best efforts public offering (the “2025 Public Offering”) of the sale of an aggregate of (i) 13,333,334 shares of our common stock (the “July 2025 Shares”), (ii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 13,333,334 shares of our common stock (the “Series A-1 Warrant Shares”) and (iii) Series A-2 warrants (the “Series A-2 Warrants,” and together with the Series A-1 Warrants, the “July 2025 Warrants”) to purchase up to an aggregate of 13,333,334 shares of our common stock (the “Series A-2 Warrant Shares,” and together with the Series A-1 Warrant Shares, the “July 2025 Warrant Shares”), we raised gross proceeds of $2.0 million. Each of the July 2025 Shares was sold together with one Series A-1 Warrant to purchase one share of our common stock and one Series A-2 Warrant to purchase one share of our common stock at a combined public offering price of $0.15. Each July 2025 Warrant has an exercise price of $0.15 per share and became exercisable beginning on October 8, 2025, the date stockholder approval for the issuance of the July 2025 Warrant Shares was received and became effective (the “Stockholder Approval Date”). We also issued warrants (the “Placement Agent Warrants”) to Wainwright, or its designees, to purchase up to 666,667 shares of common stock as partial compensation for the placement agent services it offered in connection with the 2025 Public Offering. The Placement Agent Warrants have an exercise price of $0.1875 and became exercisable on the Stockholder Approval Date. The majority of the July 2025 Warrants and the Placement Agent Warrants have been exercised, resulting in additional gross proceeds of approximately $3.7 million, as of the date of this report, and to the extent that the remaining July 2025 Warrants are exercised in full, we will be able to raise approximately $0.4 million in additional gross proceeds from the cash exercise thereof.

On July 22, 2025, following the completion of a registered direct offering (the “Registered Offering”) of 14,285,718 shares of our common stock (the “RDO Shares”) and a concurrent private placement (the “Private Placement”) of unregistered common stock warrants (the “Private Placement Warrants”) exercisable into an equal number of shares of our common stock with an exercise price of $0.35 per share, we raised gross proceeds of approximately $5.0 million. The Private Placement Warrants were immediately exercisable upon issuance and expire on September 12, 2030. In connection with the concurrent Registered Offering and Private Placement, we also issued warrants (the “RDO Placement Agent Warrants”) to Wainwright, or its designees, to purchase up to 714,286 shares of common stock. The RDO Placement Agent Warrants have an exercise price of $0.4375 per share, are immediately exercisable upon issuance and will expire on September 12, 2030. Most of the Private Placement Warrants and the RDO Placement Agent Warrants have been exercised, resulting in additional gross proceeds of approximately $4.5 million, as of the date of this report, and to the extent that the remaining Private Placement Warrants and RDO Placement Agent Warrants are exercised in full, we will be able to raise approximately $0.4 million in additional gross proceeds from the cash exercise thereof.

With the proceeds of the Registered Offering and concurrent Private Placement, we were able to repay the outstanding balance under the Note in full using cash on hand, which payment was in the amount of approximately $4.5 million. Upon such payment, we fully satisfied all amounts due under the Note, and we were no longer subject to redemptions from Streeterville under the Note, which were adversely affecting our liquidity.

In addition to these equity offerings, we entered into ATM Programs with A.G.P./Alliance Global Partners (“A.G.P.”) and Wainwright on December 19, 2024, which was terminated on March 29, 2025, and April 2, 2025, respectively. We issued 160,879 shares of our common stock for gross proceeds of approximately $231,235 pursuant to our ATM Program with A.G.P. during the fiscal year ended December 31, 2025. We terminated our ATM Program with A.G.P. on March 29, 2025 and entered into an ATM Program with Wainwright on April 2, 2025. We issued 2,792,104 shares of common stock for gross proceeds of approximately $985,447 pursuant to our ATM Program with Wainwright during the fiscal year ended December 31, 2025. For more information, see “Note 14–Stockholders’ Equity – Shelf Registration on Form S-3” herein.

Our business model requires significant capital expenditures to build and maintain the infrastructure and technology required to support our growing operations. In addition, we may incur additional costs associated with compliance, research and development of new products and services, expansion into new markets or geographies, including through strategic acquisitions, and general corporate overhead. As a result, we may require additional financing in the future to fund our operations, which may include additional equity or debt financings or strategic partnerships or investments. If we are unable to obtain additional financing when required, we may be forced to reduce the scope of our operations, delay the launch of new products or services, or take other actions that could adversely affect our business, financial condition, and results of operations. We may also be required to seek additional financing on terms that are unfavorable to us, which could result in the dilution of our stockholders’ ownership interests or the imposition of burdensome terms and restrictions.

In addition to our capital expenditures, we have ongoing disputes with GYBL regarding the GEM Warrants. As of the date of this report, there has been no adjustment to the exercise price of the GEM Warrants given the ongoing disputes related to the exercise price. We do not expect that the GEM Warrants will be exercised while these disputes are pending and when exercised, GYBL may elect to exercise the GEM Warrants on a cashless basis, meaning that we would not receive cash for the exercise of the GEM Warrants. If these disputes are adversely determined against us, we may incur penalties under the GEM Agreement and/or additional litigation expenses and penalties related to these disputes, which could materially adversely impact our liquidity, capital resources and overall financial condition.

Management reassessed our liquidity and financial condition as of December 31, 2025 and determined that although the conditions which previously raised substantial doubt about our ability to continue as a going concern had improved, substantial doubt exists about our ability to continue as a going concern due to our recurring losses, negative operating cash flows and limited cash resources relative to our operating expenses.  As of December 31, 2025, we had cash and cash equivalents of approximately $7.7 million, compared to $3.1 million as of December 31, 2024, and an accumulated deficit of $55.98 million.

Management’s plan to address the going concern is based on the following strategies:

●	Revenue Growth. For the fiscal year ended December 31, 2025, we generated revenue of approximately $4.5 million, representing growth of approximately 376% compared to the fiscal year ended December 31, 2024 revenue of approximately $0.9 million because of our mortgage brokerage operations, subscription fees from AiChat, the acquisition of Prevu and the related expansion of our integrated homebuying services offerings. Management expects continued revenue growth in 2026 driven by the integration of acquired operations, continued expansion into additional U.S. states, additional strategic acquisitions, including the proposed acquisition of InstaMortgage, if consummated, and the continued development of the reAlpha platform.

●	Acquisition Integration. We have, in the past few years, completed the acquisitions of reAlpha Nepal, AiChat, Hyperfast, reAlpha Mortgage, and during the fiscal year ended December 31, 2025, Prevu. Each of these acquisitions has been integrated or is in the process of being integrated into our operations. These acquisitions collectively expanded our business to provide realty services in 13 U.S. states and Washington, D.C., mortgage brokering services in 31 U.S. states, and digital title and escrow services in three U.S. states. The proposed acquisition of InstaMortgage, if consummated, would add direct mortgage lending capabilities to our business.

●	Capital Structure and Fundraising. We were able to raise aggregate gross proceeds of approximately $25.5 million during the fiscal year ended December 31, 2025, through a combination of warrant exercises, equity offerings, and at-the-market sales. Management intends to continue utilizing available capital-raising mechanisms, subject to market conditions and applicable securities laws, to fund operations and strategic initiatives.

There can be no assurance that management’s plans will be successfully implemented. To the extent that we do not generate sufficient revenue to fund our operations beyond such 12-month period, we expect to fund operations through additional equity or debt financing, although capital markets volatility may limit our ability to raise funds on acceptable terms. See “Risk Factors” herein for additional information.

Contractual Commitments and Obligations

Acquisition of Prevu

In connection with the acquisition of Prevu, we are obligated to pay deferred consideration totaling $2.5 million pursuant to the terms of the Prevu Merger Agreement. The deferred consideration is payable in four equal installments of $625,000 over an 18-month period following the closing date, payable in cash or shares of our common stock, at our sole discretion. As of December 31, 2025, three of these installments, totaling approximately $1.9 million, are scheduled to be paid within the next 12 months and are included in current liabilities, with the remaining $0.6 million classified as a long-term liability. See “Recent Developments – Acquisition of Prevu, Inc.” for additional information.

Proposed Merger with InstaMortgage

On December 22, 2025, we entered into the Merger Agreement to acquire 100% of the outstanding equity of InstaMortgage for total consideration of approximately $8.5 million, payable in a combination of cash and shares of our common stock, including deferred consideration. The transaction is expected to close in the first half of 2026, subject to regulatory approvals and other customary closing conditions. In connection with this proposed acquisition, we will be required to pay cash consideration of approximately $0.5 million and issue approximately $1.5 million in shares of our common stock if and when the acquisition is consummated. The $0.5 million cash consideration is currently being held in escrow. See “Recent Developments – Proposed Merger with InstaMortgage, Inc.” for additional information.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Year Ended
	December 31, 2025	December 31, 2024
Net cash used in operating activities	$(11,262,577)	$(6,042,238)
Net cash used in investing activities	$(1,742,092)	$(1,554,400)
Net cash provided by financing activities	$17,651,159	$4,263,798

Cash Flows from Operating Activities

For the fiscal year ended December 31, 2025, net cash used in operating activities was $11,262,577, compared to $6,042,238 for the same period in 2024. The increase is primarily due to higher operating expenses, including salaries of $6,506,553 and professional and legal fees of $3,273,947.

Cash Flows from Investing Activities

For the fiscal year ended December 31, 2025, net cash used in investing activities was $1,742,092 compared to $1,554,400 for the same period in 2024. This change in cash flows from investing activities is mainly attributable to cash paid to acquisitions of $1,023,053 and capitalization of software development costs during the year ended December 31, 2025.

Cash Flows from Financing Activities

For the fiscal year ended December 31, 2025, net cash provided by financing activities was $17,651,159, compared to $4,263,798 for the same period in 2024. This increase mainly consists of $1,175,994 capital raised through our ATM Programs, proceeds of $17,120,549 from the exercise of warrants, and proceeds of $6,328,101 from the issuance of common stock in connection with our recent equity offerings. These cash inflows were partially offset by the repayment of outstanding debt of $5,623,196 and equity offering expenses of $941,742, such as placement agent fees and other costs related to the equity offerings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions.

Emerging Growth Company Status

Under Section 102(b)(1) of the JOBS Act, emerging growth companies are exempt from the adoption of new or revised accounting standards until such standards apply to private companies so long as they do not opt out of the extended transition period. Where permissible, we have early adopted certain standards as described in “Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements – Accounting Pronouncements Issued and Adopted” in our audited consolidated financial statements included elsewhere in this report. Accordingly, when a standard has different application dates for public and private companies, we may adopt the standard on the timeline applicable to private companies. As a result, our consolidated financial statements may not be comparable to those of other public companies that comply with public company effective dates.

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

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer) are responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated 2013 Framework. Based on this assessment, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2025.

ITEM 9B. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of the date hereof. Brian Cole and Monaz Karkaria, who both served as directors during the fiscal year ended December 31, 2025, resigned from the Board effective February 4, 2026 and February 5, 2026, respectively. Prabhu Antony and Michael J. Logozzo were appointed to the Board on February 24, 2026 to fill the resulting vacancy.

Name	Age	Position	Term of Office

Executive Officers

Giri Devanur	56	Executive Chairman of the Board	Since Inception
Michael J. Logozzo	54	Chief Executive Officer, President and Director	Since Inception
Thomas J. Kutzman Jr.	43	Chief Financial Officer	Since February 2026

Board
Dimitrios Angelis(1)(2)(3)	56	Independent Director	Since April 2023
Prabhu Antony(1)(2)(3)	47	Independent Director	Since February 2026
Balaji Swaminathan(1)(2)(3)	60	Independent Director	Since April 2023

(1)	Member of the audit committee of the Board (the “audit committee”).

(2)	Member of the compensation committee of the Board (the “compensation committee”).

(3)	Member of the nominating and corporate governance committee of the Board (the “nominating and governance committee”).

Executive Officers

Giri Devanur is the Executive Chairman of the Board. Mr. Devanur became a member of our Board in April 2021 and its Chairman in April 2023. He served as our Chief Executive Officer from April 2023 until June 2025 when he transitioned to the role of Executive Chairman of the Board. He is a serial business entrepreneur and an experienced chief executive officer who has been involved in capital planning and investor presentations as an executive officer for various companies. He has more than 25 years of experience in the information technology industry. In October 2020, Mr. Devanur began designing the early AI systems for the “reAlpha” concept and formed reAlpha Tech Corp. (our former parent company) until April 2021, when he became the Company’s chief executive officer and president. Mr. Devanur has served as the Chief Executive Officer and Director of BHAV Acquisition Corp., a special purpose acquisition corporation, and Managing Member of BHAV Partners LLC, the sponsor of BHAV Acquisition Corp., each since September 2025. He has also served as served as a member of the board of directors of Saara, Inc., an AI-based e-commerce solutions company since October 2019. From October 2025 through December 2025, Mr. Devanur served as a member of the board of directors of Virtuix Holdings Inc., a developer of full-body virtual-reality gaming system. Prior to Mr. Devanur co-founding the Company, Mr. Devanur served as a member of the board of directors of Coffee Day from December 2020 to October 2024. Additionally, he co-founded GenDeep, Inc., an investment analysis company, in December 2019, which was eventually dissolved in October 2020 due to COVID-19, and Taazu, Inc. in March 2018, an artificial-intelligence business travel assistant company, which was subsequently sold in March 2021. Mr. Devanur holds a master’s degree in Technology Management from Columbia University and a bachelor’s degree in computer engineering from the University of Mysore, India. He has attended Executive Education programs at the Massachusetts Institute of Technology and Harvard Law School. The Board believes that Mr. Devanur’s decades-long experience in the information technology industry and in positions of leadership in other companies will enable him to bring a wealth of strategic and business acumen to the Board.

Michael J. Logozzo has served as our Chief Executive Officer and Interim Chief Operating Officer since June 2025 and joined our Board in February 2026. Prior to his appointment as Chief Executive Officer, Mr. Logozzo held various roles at the Company, including the roles of Chief Operating Officer and President from February 2024 until June 2025 and Chief Financial Officer from April 2021 until February 2024. Prior to joining the Company, Mr. Logozzo was managing director for the Americas of L Marks, covering the United States, Canada, and Latin America from May 2019 to March 2021. Mr. Logozzo also held multiple roles at BMW Financial Services between 2001 to 2019, including as an IT Manager, Process and Quality Manager, Strategy Manager, Special Project Manager and finally as General Manager of Financial Services and Operations in the Americas from May 2011 to April 2019. During his 18-year tenure, Mr. Logozzo was responsible for finance operations, innovation, and best practices integration at the automotive company’s Americas Regional Services Center in Columbus, Ohio and at BMW Financial Services’ headquarters in Munich, Germany. Mr. Logozzo holds a Masters of Business Administration (MBA) in Business Administration and Management and Operations from Franklin University and a Bachelor of Science in Management Information Systems from Youngstown State University. The Board believes that Mr. Logozzo’s decades-long experience across operations, financial services and innovation and in positions of leadership in other companies will enable him to bring a wealth of strategic and business acumen to the Board.

Thomas J. Kutzman Jr. has served as our Chief Financial Officer since February 2026. Prior to his appointment as Chief Financial Officer, Mr. Kutzman served as the Company’s Chief Executive Officer of reAlpha Realty following the Company’s November 2025 acquisition of Prevu, the Company Mr. Kutzman co-founded. Mr. Kutzman served as Chief Executive Officer of Prevu from September 2025 to November 2025, and as Co-Chief Executive Officer of Prevu from August 2015 to August 2025. He served as a member of Prevu’s board of directors from August 2015 through its acquisition. Prior to co-founding Prevu, Mr. Kutzman held investment and trading roles in the United States and Europe at Jabre Capital Partners, Citi, JP Morgan and S.A.C. Capital Advisors. Mr. Kutzman holds a Bachelor of Science in Finance and Accounting from the NYU Stern School of Business.

Non-Employee Directors

Dimitrios Angelis has been a member of our Board since April 2023. Mr. Angelis is an accomplished business strategist who brings over two decades of experience as general counsel from several multinational companies. He is currently serves as Of Counsel at OGC Solutions and has served as the President, co-founder and executive director of the board of Sparta Biomedical Inc., a privately-held developer of orthopedic solutions since June 2017. Since January 2017, he has been the managing partner of Pharma Tech Law LLC, a law firm that specializes in the life sciences field. Mr. Angelis has also been a member of the board of The One Group (NASDAQ: STKS) since March 2018, and from March 2015 to July 2020, he served as the chairperson of Star Equity Holding, Inc.’s (f/k/a/ Digirad) (NASDAQ: STRR) compensation committee. Mr. Angelis holds a Bachelor of Arts in Philosophy and English from Boston College, a Master of Arts in Behavioral Science from California State University and a Juris Doctor from NYU School of Law. Our Board believes that Mr. Angelis’ substantial experience as an accomplished attorney, negotiator and general counsel to public and private companies in the healthcare field will enable him to bring a wealth of strategic, legal and business acumen to the Board.

Balaji Swaminathan  has been a member of our Board since April 2023. Mr. Swaminathan is an accomplished business leader with extensive experience in financial services and entrepreneurship. Since February 2018, Mr. Swaminathan has been the founder, chief executive officer and a member of the Board of SAIML Pte Ltd, a Singapore-based Capital Markets Services licensed company that provides personalized wealth management solutions for ultra-high net worth customers. Prior to his entrepreneurial pursuits, Mr. Swaminathan also held several key leadership roles in major financial institutions, including serving as President of Westpac International from July 2012 to March 2018. Mr. Swaminathan also holds multiple directorships with Asia-based companies, including Haldia Petrochemicals Ltd. since October 2025, Juniper Green Energy since June 2025, Allied Blenders and Distillers Limited since February 2022; AT Holdings Pte Ltd. since August 2019; and Vibgyor Realty & Investments Private Limited since September 2018. Mr. Swaminathan holds a Bachelor of Commerce in Finance from St. Xavier’s College, a Finance degree from The Institute of Chartered Accountants of India, a Finance Cost & Works degree from The Institute of Cost & Works Accountants of India and has completed an Advanced Management Program from Harvard Business School. The Board believes that Mr. Swaminathan’s substantial experience in the financial services industry as well as in positions of leadership in other companies will enable him to bring a wealth of strategic and business insights to the Board.

Prabhu Antony has been a member of our Board since February 2026. Mr. Antony is an accomplished business leader with a dealmaking track record that has been recognized globally with honors including Investment Banker of the Year, Top 40 Under 40, and Best Cross-Border Deal of the Year at the Global M&A Forum. Mr. Antony has served a Venture Partner at Exfinity Ventures, a business-to-business Deeptech US-India cross border venture fund since March 2025. Since June 2024, he has served as President and a member of the board of directors of Stonebridge Acquisition II Corp. (Nasdaq: APAC), a blank check company formed for the purpose of effecting a business combination, and he became the Chief Financial Officer of Stonebridge Acquisition II Corp. in August 2025. Since September 2015, Mr. Antony has served as the Chief Investment Officer of Scieniti LLC, an investment management company. Mr. Antony also served as President and a member of the board of directors of Stonebridge Acquisition Corp. (Nasdaq: APAC) from February 2021 through its initial business combination with DigiAsia Bios Pte Ltd. (Nasdaq: FAAS), a Mastercard-backed Indonesian “Fintech-as-a-Service” company, in April 2024. From December 2009 through December 2024, Mr. Antony served as Executive Director of Sett & Lucas Inc, a Hong Kong headquartered financial institution that specializes in cross border mergers and acquisitions. Mr. Antony is an alumni of the Stanford Graduate School of Business and Wharton School of the University of Pennsylvania. He also holds a Bachelor of Engineering in Electronics and Instrumentation Engineering from the University of Madras and an MBA from Anna University. The Board believes that Mr. Antony’s substantial experience in investment banking and capital markets as well as his experience serving on the boards of publicly listed companies will enable him to bring a wealth of strategic and financial insights to the Board.

Involvement in Certain Legal Proceedings

With the exception of Giri Devanur - see “Legal Proceedings” for further information on this matter - none of our directors or executive officers has, during the past ten years:

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

CORPORATE GOVERNANCE

Director Independence

Our common stock is listed on Nasdaq under the symbol “AIRE”. The listing rules of Nasdaq generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Our Board undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that, except with respect to Giri Devanur and Michael J. Logozzo, none of our directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act.

Board of Directors and Committees

Our Board currently consists of five members. Our executive officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to our bylaws.

The Board has three standing committees: the audit committee, compensation committee and the nominating and corporate governance committee. All members of the committees of the Board are non-employee directors who are deemed independent. Each of the charters of the committees of the Board is posted on our website at ir.realpha.com.

None of our directors or executive officers were selected as a result of an arrangement or understanding between him/her and any other person.

Audit Committee

Balaji Swaminathan, Prabhu Antony and Dimitrios Angelis serve as members of our audit committee. Under Nasdaq’s listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each of Messrs. Swaminathan, Antony and Angelis meet the independent director standard under Nasdaq’s listing standards and under Rule 10-A-3(b)(1) of the Exchange Act and is financially literate. Mr. Swaminathan serves as chairman of our audit committee and our Board has determined that Mr. Swaminathan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Balaji Swaminathan, Prabhu Antony and Dimitrios Angelis serve as members of our compensation committee. Under Nasdaq’s listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Dimitrios Angelis serves as chairman of our compensation committee and each of Messrs. Swaminathan, Antony and Angelis meet the independent director standard under Nasdaq’s listing standards applicable to members of the compensation committee.

Our compensation committee charter, which details the purpose and principal functions of the compensation committee, includes responsibilities such as to:

●	discharge the responsibilities relating to certain disclosures in public filings of the Company, including, but not limited to, in the Company’s proxy statement, and periodic reports, such as the Annual Report on Form 10-K and Quarterly Report on Form 10-Q;

●	discharge the responsibilities of the Board relating to compensation of our directors, executive officers and other key employees;

●	review and make recommendations to the Board in establishing appropriate incentive compensation and equity-based plans;

●	oversee the annual process of evaluation of the performance of our management; and

●	perform such other duties and responsibilities as enumerated in and consistent with the compensation committee’s charter.

The compensation committee charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultants independence or certain circumstances under which the consultant need not be independent. We have not retained such a consultant.

Nominating and Governance Committee

Our Board has a nominating and governance committee of the Board that is composed of independent directors. Messrs. Swaminathan, Antony and Angelis serve as members of our nominating and governance committee. Dimitrios Angelis serves as the chairman of our nominating and governance committee.

Our nominating and governance committee charter, which details the purpose and principal functions of the nominating and governance committee, includes responsibilities such as to:

●	assist the Board by identifying qualified candidates for director nominees, including through search firms to assist in identifying qualified director nominees, and to recommend to the Board the director nominees for the next annual meeting of stockholders;

●	establish procedures to be followed by stockholders in submitting recommendations for director candidates to the nominating and governance committee;

●	lead the Board and Board committees in their annual review of their performance;

●	recommend to the Board director nominees for each committee of the Board; and

●	develop and recommend to the Board corporate governance guidelines applicable to us.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time during the year ended December 31, 2025, an officer or employee of our Company. None of our executive officers serves as a member of the board or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or compensation committee.

Risk Oversight

Our audit committee is responsible for overseeing our risk management process. Our audit committee focuses on our general risk management policies and strategy, the most significant risks facing us, including risks associated with our audit, financial reporting, internal control, disclosure control, regulatory compliance and cybersecurity matters, and oversees the implementation of risk mitigation strategies by management. Our Board is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Director Qualifications

Our Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board of director’s deliberations and decisions. Our Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the real estate, technology and finance industries, and with real estate; finance and accounting; and entrepreneurship skills.

There is no difference in the manner in which the Board evaluates nominees for directors based on whether the nominee is recommended by a stockholder. In evaluating nominations, the Board also looks for depth and breadth of experience within our industry and otherwise, outside time commitments, special areas of expertise, accounting and finance knowledge, business judgment, leadership ability, experience in developing and assessing business strategies, corporate governance expertise, and for incumbent members of the Board, the past performance of the incumbent director.

Code of Business Conduct and Ethics

Our Board adopted a code of business conduct and ethics, or the “Code of Conduct,” applicable to all directors, executive officers and employees. The Code of Conduct is available on the “Investor Relations” portion of our website at www.realpha.com. The nominating and governance committee of our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq’s listing standards concerning any amendments to, or waivers of, any provision of the Code of Conduct.

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

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers and their respective positions for the year ended December 31, 2025, were as follows:

●	Giri Devanur, current Executive Chairman of the Board and former Chief Executive Officer;

●	Michael J. Logozzo, current Chief Executive Officer and Interim Chief Operating Officer, former Chief Operating Officer and President and former Interim Chief Financial Officer; and

●	Piyush Phadke, former Chief Financial Officer.

Summary Compensation Table

The following table contains information about the compensation paid to or earned by each of our named executive officers and their respective positions with the Company for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year Ended	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)		Total Compensation ($)
Giri Devanur	December 31, 2025	250,000	(4)	83,375	317,129	18,750	(5)	669,254
Executive Chairman of the Board (former Chief Executive Officer and Chairman of the Board)	December 31, 2024	250,000		-	-	25,000	(5)	275,000

Michael J. Logozzo	December 31, 2025	263,288	(6)	88,857	298,387			650,532
Chief Executive Officer and interim Chief Operating Officer (former President and Chief Operating Officer)	December 31, 2024	250,000		-	-	-		250,000

Piyush Phadke	December 31, 2025	235,417	(7)	-	302,474	-		537,891
Former Chief Financial Officer(8)	December 31, 2024	-	(7)	-	-	-		-

(1)	The amounts in this column have been rounded to the nearest dollar.

(2)	The amounts included in this column are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), and includes amounts from RSU awards granted. For information on the valuation assumptions used in calculating these dollar amounts, see “Note 2 – Summary of Significant Accounting Policies,” and “Note 14 – Stockholders’ Equity” to our audited consolidated financial statements included in this report. These amounts reflect our accounting expense for these awards and do not reflect the actual economic value that may be realized by the individuals upon vesting of such awards.

(3)	Represents RSU awards earned for services rendered to the Company during the fiscal year ended December 31, 2025, and RSU awards earned pursuant to the terms and conditions of the STIP based on achievement of certain performance criteria established by the compensation committee, as adjusted from time to time, in each case issued pursuant to the 2022 Plan and as approved by the compensation committee. See “Equity-Based Compensation” below for more information.

(4)	On June 3, 2025, Mr. Devanur transitioned from the role of Chief Executive Officer of the Company and Chairman of the Board into the role of Executive Chairman of the Board, which did not affect his compensation. The amount shown in the “Salary” column reflects the total salary earned by Mr. Devanur during the fiscal year ended December 31, 2025 in his role as Chief Executive Officer and Executive Chairman of the Board.

(5)	“All other compensation” for Mr. Devanur is his compensation for services as a member of our Board for the years ended December 31, 2024 and December 31, 2025.

(6)	On June 3, 2025, Mr. Logozzo was appointed to the role of Chief Executive Officer of the Company. There were no changes to Mr. Logozzo’s compensation in connection with this appointment. Effective September 25, 2025, the compensation committee approved an increase in Mr. Logozzo’s base salary from $250,000 to $300,000. The amount shown in the “Salary” column reflects the total salary earned by Mr. Logozzo during the fiscal year ended December 31, 2025 at both salary rates.

(7)	Mr. Phadke joined the Company on January 30, 2025 and therefore did not receive compensation from the Company in 2024. Effective September 25, 2025, the compensation committee approved an increase in Mr. Phadke’s base salary from $250,000 to $275,000. The amount shown in the “Salary” column reflects the total salary earned by Mr. Phadke during the fiscal year ended December 31, 2025 at both salary rates and pro-rated from his starting date.

(8)	On February 25, 2026, we terminated the employment of Mr. Phadke as our Chief Financial Officer, effective immediately.

Narrative to Summary Compensation Table

Employment Agreements with Executive Officers

Employment Agreement with Giri Devanur

We entered into an initial employment agreement with Giri Devanur on September 1, 2021, pursuant to which he acted as the Company’s Chief Executive Officer until his agreement was terminated by either Mr. Devanur or us. On April 11, 2023, we entered into an updated employment agreement with Mr. Devanur, which provided for a base salary of $150,000. His base salary was subsequently adjusted by the compensation committee during the fiscal year to $250,000, in accordance with the terms of his updated employment agreement, which provided that his base salary would be adjusted following a successful public offering resulting in gross proceeds to the Company of $8,000,000 or more, subject to the compensation committee’s approval.

Pursuant to an amendment to his employment agreement dated February 1, 2024, Mr. Devanur is entitled to receive additional compensation in the form of a discretionary bonuses of up to 66.7% of his then base salary based on the achievement of certain performance targets to be established by the compensation committee, which, if applicable, will be payable no later than two and a half months after the fiscal year to which these performance targets relate to, and certain benefits such as unlimited vacation, health insurance and others. Further, this amendment also provided that Mr. Devanur may receive equity awards pursuant to the 2022 Plan, including certain discretionary long-term equity incentive awards, which are subject to certain performance criteria and metrics that will be established by the compensation committee, including satisfying financial, operational and other metrics. Mr. Devanur or the Company may terminate his employment agreement at any time upon written notice to the other party, and it has a confidentiality provision and a non-compete for a period two years following the termination of his employment.

The Company further amended Mr. Devanur’s employment agreement, pursuant to an amendment dated June 3, 2025, in connection with his transition from Chief Executive Officer to Executive Chairman of the Board. There were no changes to Mr. Devanur’s compensation as a result of the amendment. In accordance with this amendment, Mr. Devanur also remains eligible to receive certain equity awards pursuant to the 2022 Plan, including under the STIP.

Employment Agreement with Michael J. Logozzo

We entered into an initial employment agreement with Michael J. Logozzo on February 21, 2021, pursuant to which he served as the Company’s Chief Financial Officer until his agreement was terminated by either Mr. Logozzo or us.

On April 11, 2023, we entered into an updated employment agreement with Mr. Logozzo, which provided for a base salary of $140,000. Mr. Logozzo’s base salary was subsequently adjusted by the compensation committee during the fiscal year 2024 to $250,000, in accordance with the terms of his updated employment agreement, which provided that his base salary would be adjusted following a successful public offering resulting in gross proceeds to the Company of $8,000,000 or more, subject to the compensation committee’s approval.

Pursuant to an amendment to his employment agreement dated February 1, 2024, Mr. Logozzo is entitled to receive additional compensation in the form of a discretionary bonuses of up to 66.7% of his then base salary based on the achievement of certain performance targets to be established by the compensation committee, which, if applicable, will be payable no later than two and a half months after the fiscal year to which these performance targets relate to, and certain benefits such as unlimited vacation, health insurance and others. Further, this amendment also provided that Mr. Logozzo was eligible to receive equity awards pursuant to the 2022 Plan, including certain discretionary long-term equity incentive awards, which are subject to certain performance criteria and metrics that will be established by the compensation committee, including satisfying financial, operational and other metrics. On June 3, 2025, we further amended Mr. Logozzo’s employment agreement to reflect his position as Chief Executive Officer. There were no changes to Mr. Logozzo’s compensation as a result of this amendment.

Mr. Logozzo’s employment agreement was then amended and restated in its entirety on September 25, 2025 following the compensation committee’s approval of certain salary increases at the Company. Pursuant to this amended and restated agreement, Mr. Logozzo’s annual base salary was increased to $300,000 and Mr. Logozzo remained eligible to receive a discretionary bonus of up to 66.7% of his base salary and equity awards pursuant to the terms of the 2022 Plan, including under the STIP, each as further described above. Mr. Logozzo’s compensation will be reviewed annually by the compensation committee and may be increased by the compensation committee at any time for any reason.

Mr. Logozzo or the Company may terminate the amended and restated employment agreement at any time upon written notice to the other party. Mr. Logozzo’s employment agreement has a confidentiality provision and a non-compete for a period of two years following the termination of his employment.

Employment Agreement with Piyush Phadke

We entered into an employment offer letter with Mr. Phadke effective as of January 30, 2025, which provided for a base salary of $250,000. Pursuant to this employment offer letter, he served as the Company’s Chief Financial Officer until his termination, which was effective as of February 25, 2026.

Mr. Phadke’s employment offer letter was amended and restated in its entirety on September 25, 2025 following the compensation committee’s approval of certain salary increases at the Company. Pursuant to this amended and restated agreement, Mr. Phadke’s position was not changed and he is entitled to receive (i) an annual base salary of $275,000, (ii) an annual cash incentive bonus in an amount equal to 66.7% of his then base salary based on the achievement of certain performance targets to be established by the compensation committee, which bonus will be payable no later than two and a half months after the fiscal year to which the performance targets relate to,    and (iii) certain other benefits such as unlimited vacation, health insurance and others. Mr. Phadke is also eligible to receive equity awards pursuant to the 2022 Plan (and the STIP), which equity awards may be subject to certain performance criteria and metrics that will be established by the compensation committee at such time, including financial, operational and other metrics. Mr. Phadke’s compensation will be reviewed annually by the compensation committee and may be increased by the compensation committee at any time for any reason.

The Company intends to enter into a separation agreement with Mr. Phadke in connection with the termination of his employment.

Equity-Based Compensation

2025 Short Term Incentive Plan

On February 4, 2025, the compensation committee approved the STIP, which provides for quarterly awards of performance-based RSUs (the “Awards”) granted under the 2022 Plan, a successor or replacement plan, or outside of an equity incentive plan, as determined by the compensation committee, in its discretion, to be granted to our executive officers and/or other participating employees and consultants selected by the compensation committee. The compensation committee established the STIP to drive revenue growth and profitability, help focus key employees on building stockholder value, provide significant award potential for achieving outstanding performance, and enhance our ability to attract and retain highly talented individuals.

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

For each fiscal quarter, the Awards earned by each participant for each performance target category will be equal to the percentage of the goal for such performance target category that is achieved by us multiplied by the participant’s Target Award (as defined below) for such performance target category for the fiscal quarter, up to a maximum of 500% of the participant’s Target Award. For each participant, the “Target Award” for a particular performance target category for a given fiscal quarter will be equal to the applicable percentage of the participant’s base salary used to determine the Awards for such participant multiplied by (i) the weight of such performance target category and (ii) the participant’s base salary for the applicable fiscal quarter. The fair value of each quarterly installment of these RSU awards were estimated on the date of grant based on the value of our common stock in accordance with ASC 718.

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

Restricted Stock Unit Awards

On April 28, 2025, in connection with the compensation committee’s review of our overall compensation structure and peer group compensation practices, it approved the grant of quarterly RSU awards to our executive officers and/or other eligible participants under the 2022 Plan as additional compensation for services rendered and/or to be rendered to us in the amount of $62,500 per quarter for each of our executive officers. The fair value of each quarterly installment of these RSU awards were estimated on the date of grant based on the value of our common stock in accordance with ASC 718.

The RSU awards earned in a fiscal quarter vest as follows: (i) 50% will vest on the date that is 12 months from the date of grant, (ii) 12.5% will vest on the date that is 15 months from the date of grant, (iii) 12.5% will vest on the date that is 18 months from the date of grant, (iv) 12.5% will vest on the date that is 21 months from the date of grant and (v) 12.5% will vest on the date that is 24 months from the date of grant. The date of grant of the Awards for a given fiscal quarter will be 30 calendar days after the last calendar day of such fiscal quarter, on the terms and subject to the conditions of the STIP. The vesting of the Awards is subject to the participant’s compliance with the terms of the STIP, including, among other things, the participant’s continued service to the Company (or an affiliate) in accordance with the terms of the participant’s employment agreement through each applicable vesting date.

Equity Incentive Plan

We maintain the 2022 Plan, under which we may grant awards to eligible employees, officers and directors and certain other service providers. The compensation committee of our Board administers the 2022 Plan and determines eligibility for awards at its discretion. The aggregate number of shares of common stock that may be issued under the 2022 Plan may not exceed 15,957,189 shares of common stock. Commencing on October 15, 2025, the 2022 Plan allows for an automatic annual increase in the number of shares reserved under the 2022 Plan in an amount equal to the lesser of: (A) ten percent (10%) of the total number of shares of common stock issued and outstanding on October 14 of such year or (B) 15,000,000 shares of common stock; provided, that the Board may decide by October 15 of such year to provide that there shall be no increase in the shares of common stock available for issuance under the 2022 Plan for such fiscal year or that the increase shall be a lesser number of shares of common stock than otherwise provided under the automatic annual increase provision.

The 2022 Plan permits the discretionary award of incentive stock options (“ISOs”), non-statutory stock options, stock awards (which may have varying vesting schedules and be subject to lock-up periods at the Board’ discretion) and other equity awards to selected participants. Unless sooner terminated, no ISO may be granted under the 2022 Plan on or after the 10th anniversary of the Effective Date (as defined in the 2022 Plan).

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

The 2022 Plan also provides the Company with a right of repurchase all or portion of the shares awarded to the participant under the 2022 Plan, which may be exercised in case a participant separates from service for any reason, at a price equal to the fair market value, as determined by the Board. In the event of a Change in Control (as defined in the 2022 Plan), the Board will have the sole discretion to address the treatment of a participant’s unvested awards in connection with such Change in Control in the participant’s award agreement.

The Board may modify, amend or terminate the plan at any time, provided that no such modification, amendment or termination of the 2022 Plan materially affects the rights of a participant under a previously granted award without that participant’s consent. Further, the Board cannot, without the approval of the Company’s stockholders, amend this plan: (i) increase the number of common stock with respect to the ISOs that may be granted under the 2022 Plan; (ii) make any changes in the class of employees eligible to receive the ISOs under the plan; (iii) without stockholder approval if required by applicable law.

Outstanding Equity Awards at December 31, 2025

The following table provides information on outstanding equity awards as of December 31, 2025 to our named executive officers:

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Giri Devanur(3)	992,552	$414,093	-	$-
Michael J. Logozzo(4)	1,011,060	$421,814	-	$-
Piyush Phadke(5)	1,057,939	$441,372	-	$-

(1)	Represents the aggregate number of shares of common stock underlying RSUs granted for services rendered as an executive officer of the Company during the fiscal year ended December 31, 2025, and pursuant to the terms and conditions of the STIP based on achievement of certain performance criteria established by the compensation committee, as adjusted from time to time, that have not vested. These RSUs were issued in quarterly installments pursuant to the 2022 Plan, and each quarterly grant of RSU has the following vesting schedule: (i) 50% will vest on the date that is 12 months from the date of grant and (ii) the remaining 50% will vest in four equal installments over the next 12-month period thereafter.

(2)	The amounts in this column have been rounded to the nearest dollar.

(3)	Mr. Devanur was granted an aggregate of 992,522 RSUs for services rendered as an executive officer of the Company during the fiscal year ended December 31, 2025 and pursuant to the terms and conditions of the STIP based on achievement of certain performance criteria established by the compensation committee, as adjusted from time to time.

(4)	Mr. Logozzo was granted an aggregate of 1,011,060 RSUs for services rendered as an executive officer of the Company during the fiscal year ended December 31, 2025 and pursuant to the terms and conditions of the STIP based on achievement of certain performance criteria established by the compensation committee, as adjusted from time to time.

(5)	Mr. Phadke was granted an aggregate of 1,057,939 RSUs for services rendered as an executive officer of the Company during the fiscal year ended December 31, 2025 and pursuant to the terms and conditions of the STIP based on achievement of certain performance criteria established by the compensation committee, as adjusted from time to time.

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

Director Compensation

The following table presents the total compensation earned and/or paid to non-employee and employee member directors of our Board during the year ended December 31, 2025.

Until August 2025, our non-executive directors were entitled to an annual compensation of $25,000, payable in cash in quarterly installments of $6,250, plus reimbursements for reasonable travel expenses, and out-of-pocket costs incurred in attending meetings of our Board or events attended on our behalf. In August 2025, the compensation committee recommended and the Board approved a modification to our director compensation policy entitling directors to receive annual compensation of $25,000 in the form of shares of common stock instead of cash, which shares will be issued pursuant to the 2022 Plan. These shares of common stock will be issued in quarterly installments on January 30, April 30, July 30 and October 30 of each fiscal year, with the number of shares of common stock to be issued quarterly to be determined based on and equal to the quotient of (i) the dollar amount payable per quarter to each of the members of the Board, or $6,250 quarterly, divided by (ii) the 10-day VWAP of the closing price of the common stock, as reported on Nasdaq, on the grant date of such shares of common stock. The amounts represented in the “Stock Awards” column reflects the grant date fair value of the shares of common stock granted pursuant to our current director compensation policy computed in accordance with ASC 718 and do not necessarily equate to the income that will ultimately be realized by the directors for such awards.

Mr. Devanur, who served as our Chief Executive Officer and Chairman of the Board until June 2025 and as Executive Chairman of the Board following June 2025, received a total of $25,000 for his service as a member of our Board during the period presented below. Mr. Devanur’s total compensation for service as an employee, executive officer and as a member of our Board in all capacities is presented under the heading “Summary Compensation Table” above.

Name	Year Ended	Fees Earned and Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Giri Devanur	December 31, 2025	18,750	6,250	25,000
Monaz Karkaria(3)	December 31, 2025	18,750	6,250	25,000
Brian Cole(3)	December 31, 2025	18,750	6,250	25,000
Dimitrios Angelis	December 31, 2025	18,750	6,250	25,000
Balaji Swaminathan	December 31, 2025	18,750	6,250	25,000

(1)	Amounts reflect the aggregate grant date fair value of the shares of common stock granted and/or earned for services as a member of our Board in the fiscal year ended December 31, 2025, in accordance with our director compensation policy, computed in accordance with ASC 718. This amount does not reflect the actual economic value that may be realized by the director.

(2)	Represents the common stock award issued on January 30, 2026 for services rendered as a member of the Board for the quarter ended December 31, 2025.

(3)	Mr. Cole and Ms. Karkaria resigned from the Board, effective February 4, 2026 and February 5, 2026 respectively.

Policies and Practices Related to the Grant of Certain Equity Awards

We currently have no specific policy or practice on the timing of equity awards, including stock options, stock-appreciation rights or similar option-like instruments, in relation to the disclosure of material nonpublic information by us. Equity award grants generally are made to the executive officers on a quarterly basis according to a predetermined schedule, and may be subject to certain performance criteria that are established by the compensation committee at the beginning of each fiscal year, as adjusted from time to time. The compensation committee does not take material nonpublic information into account when determining the timing and terms of such awards. We have not timed the disclosure of material nonpublic information to affect the value of executive compensation. During the year ended December 31, 2025, we did not award any stock options, stock-appreciation rights or similar option-like instruments to our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our capital stock for (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock or Series A Preferred Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is c/o reAlpha Tech Corp. at 6515 Longshore Loop, Suite 100, Dublin, OH 43017. Applicable percentage ownership is based on 131,852,546 shares of common stock and 250,000 shares of our Series A Preferred Stock outstanding at March 11, 2026.

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

	Common Stock		Series A Preferred Convertible Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)	Approximate Percentage of Class	Number of Shares Beneficially Owned(1)	Approximate Percentage of Class	Approximate Percentage of Outstanding Capital Stock
Directors and Executive Officers
Giri Devanur(2)	27,830,784	21.08%	—	—	21.0%
Michael J. Logozzo(3)	2,359,648	1.79%	—	—	1.8%
Thomas J. Kutzman Jr.	110,469
Dimitrios Angelis	64,283	*	—	—	* %
Balaji Swaminathan	64,283	*	—	—	* %
Prabhu Antony	—	*			0.0%
Piyush Phadke(4)	—	*	—	—	0.0%
All executive officers and directors as a group(5)	30,484,074	23.03%	—	—	23.0%

5% or More Stockholders
Mercurius Media Capital LP(6)	—	—%	256,125	100.0%	* %

*	Less than one percent of outstanding shares.

(1)	With the exception of the securities beneficially owned by our current executive officers and directors and their affiliates, the ownership of the shares of common stock listed above were determined using public records. These amounts are based upon information available to us as of the date of this filing.

(2)	Includes (i) 24,952,188 shares of common stock held directly by Mr. Devanur, (ii) 2,700,000 shares of common stock held by Giri Devanur Holdings LLC and (iii) 178,596 shares of common stock underlying RSUs that are expected to vest on or prior to May 4, 2026. Mr. Devanur is the managing member of Giri Devanur Holdings LLC and he has sole voting and investment power with respect to those shares of common stock.

(3)	Includes (i) 2,199,938 shares held directly by Mr. Logozzo and (ii) 159,710 shares of common stock underlying RSUs that are expected to vest on or prior to May 4, 2026, and excludes 851,350 shares of common stock underlying RSUs that are not expected to vest on or prior to May 4, 2026.

(4)	On February 25, 2026, we terminated the employment of Mr. Phadke as our Chief Financial Officer, effective immediately. Beneficial ownership included in the table above is as of his last date of employment.

(5)	Excludes Piyush Phadke, our former Chief Financial Officer, and includes Thomas J. Kutzman Jr., our current Chief Financial Officer.

(6)	Consists of 256,125 shares of Series A Preferred Stock held by Mercurius Media Capital LP, a Delaware limited partnership (“MMC”). Mercurius Media Holdings LLC, a Delaware limited liability company, serves as the general partner of Mercurius Media Capital LP and exercises sole voting and dispositive power over such shares. The principal business address of MMC is 100 Marine Parkway, Suite 175, Redwood City, CA 94065.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding the 2022 Plan, our only active equity compensation plan, which was adopted by our Board and stockholders prior to our common stock being listed on Nasdaq. See “Item 11. Executive Compensation - Equity Incentive Plan” and “Note 14 - Stockholders’ Equity” for more information on the 2022 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by stockholders(1)	4,841,602	(2)	$-	10,720,841	(3)
Equity compensation plan not approved by stockholders	-		$-	-
Total	4,841,602	(2)	$-	10,720,841

(1)	The 2022 Plan provides that the number of shares of common stock issuable thereunder increases annually by an amount equal the lesser of: (A) ten percent (10%) of the total number of shares of common stock issued and outstanding on October 14 of such year or (B) 15,000,000 shares of common stock; provided, that the Board may decide by October 15 of such year to provide that there shall be no increase in the shares of common stock available for issuance under the 2022 Plan for such fiscal year or that the increase shall be a lesser number of shares of common stock than otherwise provided under the automatic annual increase provision. On October 15, 2025, the number of shares of common stock available for issuance under the 2022 Plan automatically increased by 11,957,189 shares of common stock pursuant to this provision.

(2)	Represents the number of shares of common stock underlying outstanding RSUs under the 2022 Plan.

(3)	Consists of shares of common stock available for issuance under the 2022 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2024, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at the year-end for the last two completed fiscal years.

Sea Easy Capital Pte. Ltd. Loans

During the year ended December 31, 2024, AiChat, a subsidiary of the Company, utilized its invoice financing arrangement with Sea Easy Capital Ltd. (“SEA”), pursuant to which AiChat financed certain invoices (as defined below) through SEA’s online platform (the “SEA platform”). SEA is a Singapore-based entity that the spouse of Mr. Swaminathan, a member of our Board, controls by virtue of her ownership or control of a majority (51%) of the capital stock of SEA. Mr. Swaminathan also serves on the advisory board of SEA. These financings through the SEA platform were entered into on terms consistent with those offered to unrelated third-parties.

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

These loans bore a fixed interest rate of 16.5% per annum, and were each payable to the purchaser 89 to 120 days after the date of the respective loan. Additionally, in accordance with the terms and conditions of the loan, to the extent AiChat defaulted, or was deemed to have defaulted on the loans, on and at any time after the occurrence of such default, the purchaser would be entitled to: (i) request the immediate repurchase by AiChat of the applicable invoice and amounts thereunder, (ii) suspend SEA platform access, (iii) declare that any fees and all other amounts accrued or outstanding under the loans be immediately due and payable and/or (iv) take any other actions, including legal action, to recover such amounts due and payable. If AiChat failed to repurchase the applicable invoice upon written demand by the relevant purchaser, then AiChat would have been liable to such purchaser for an amount equal to the outstanding amounts under the invoice, minus any paid amounts by AiChat, plus a default interest rate of 10% and liquidated damages. Further, if AiChat failed to pay any amounts outstanding under the loans when due, and such failure to pay continued beyond any grace period provided by SEA, AiChat would be required to pay a default interest rate on such outstanding amounts from the expiration of the grace period provided, if any, of 10%, or any other default interest rate determined by the purchaser, until the date of full payment. AiChat and the purchaser were each permitted to terminate any loan documents by giving written notice of at least 30 days to the other; provided, that any and all outstanding amounts were fully paid prior to such termination. The terms and conditions further provided for representations and warranties for any user of the SEA platform, including a limitation of liability for SEA and its affiliates, indemnification of such parties by the user of the SEA platform, confidentiality provisions amongst other provisions.

On October 21, 2025, the Company fully repaid the outstanding balance of loans to AiChat under SEA’s financing arrangement and as of such date, there are no loans outstanding between AiChat and SEA. The total amount repaid was approximately $126,946, which consisted of $121,693 in principal and $5,253 in accrued interest.

Employment Relationship

The Company currently employs Gerard Payton Cuddy Jr., the son-in-law of Mr. Swaminathan, a member of our Board, in a non-executive role in our marketing team. Mr. Cuddy entered into an employment agreement with the Company, effective as of March 9, 2026, that provides for an annual salary of $125,000 and as well as certain standard employee benefits, such as 401(k) matching by the Company. In accordance with our standard compensation practices, Mr. Cuddy is also eligible to receive (i) an annual bonus, subject to the compensation committee’s discretion, and (ii) equity awards under the 2022 Plan, subject to compensation committee approval. Mr. Cuddy’s compensation was established in accordance with compensation practices applicable to employees with comparable qualifications and responsibilities and holding similar positions and without the involvement of Mr. Swaminathan.

Policy for Approval of Related Party Transactions

Our Board has adopted a related-person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or each person whom we know to beneficially own more than 5% of our outstanding shares of common stock (a “5% stockholder”) (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest. To identify related party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related-person transaction,” the related person must report the proposed related-person transaction to the Company. The policy calls for the proposed related-person transaction to be reviewed by and if deemed appropriate approved by, the audit committee of our Board after full disclosure of the related-person interest in the transaction. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review and, in its discretion, may ratify the related-person transaction. The policy also permits the chair of the audit committee to review, and if deemed appropriate approve, proposed related-person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related-person transactions that are ongoing in nature will be reviewed annually.

A related-person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

●	the related person’s interest in the related-person transaction;

●	the approximate dollar amount involved in the related-person transaction;

●	the approximate dollar amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third-party;

●	the purpose of, and the potential benefits to us of, the related-person transaction; and

●	any other information regarding the related-person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is not inconsistent with our best interests. The audit committee may impose any conditions on the related-person transaction that it deems appropriate.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee of our Board in the manner specified in its charter.

Director Independence

Our common stock is listed on Nasdaq under the symbol “AIRE”. The listing rules of Nasdaq generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Our Board undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that, except with respect to Mr. Devanur and Mr. Logozzo, none of our directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by GBQ Partners, LLC (“GBQ”) for the audit of our consolidated financial statements for the years ended December 31, 2025 and 2024, and fees billed for other services rendered by GBQ during those periods.

Services Rendered

	Year ended
	December 31, 2025	December 31, 2024
Audit Fees(1)	$242,596	$116,300
Tax Fees(2)	53,250	70,292
All Other Fees(3)	36,005	43,022
Total	$331,851	$229,614

(1)	These amounts represent fees for professional services rendered for the audits of our consolidated financial statements included in this report, reviews of the quarterly consolidated financial statements included in our quarterly reports on Form 10-Q, annual reports on Form 10-K, statutory audits, and other SEC filings and accounting consultations on matters related to the annual audits or interim reviews.

(2)	This amount represents fees for tax consulting and compliance services in our U.S. and non-U.S. locations.

(3)	This amount represents fees for professional services related to SEC registration statements and for the review of acquisition-related due diligence reports prepared by the Company.

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

The financial statements filed as part of this report are listed and indexed in the Index to Consolidated Financial Statements starting on page F-1 located in this Annual Report on Form 10-K.

(a)	(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(a)	(3) Exhibits

Required exhibits are incorporated by reference or are filed with this report.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K:

Exhibit No.[20]	Description of Exhibit

2.1**	Membership Interest Purchase Agreement by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.1 of Form 1-U filed with the SEC on May 23, 2023).

2.2**	Membership Interest Purchase Agreement First Side Letter by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.2 of Form 1-U filed with the SEC on May 23, 2023).

2.3**	Membership Interest Purchase Agreement Second Side Letter by and among reAlpha Tech Corp. and turnit Holdings, LLC, dated as of December 31, 2022 (previously filed as Exhibit 9.3 of Form 1-U filed with the SEC on May 23, 2023).

2.4**	Stock Purchase Agreement by and Among Roost Enterprises, Inc. dba Rhove, the Sellers and reAlpha Tech Corp., dated March 24, 2023 (previously filed as Exhibit 1.1 of Form 1-U filed with the SEC on March 27, 2023).

2.5**	Restricted Stock Purchase Agreement by and between reAlpha Tech Corp. and Silicon Valley Bridge Bank, N.A., dated as of March 24, 2023 (previously filed as Exhibit 1.2 of Form 1-U filed with the SEC on March 27, 2023).

2.6**	Certificate of Ownership and Merger, filed March 21, 2023 (previously filed as Exhibit 2.1 of Form 1-U filed with the SEC on March 24, 2023).

2.7**#	Stock Purchase Agreement, dated as of December 3, 2023, among reAlpha Tech Corp., Naamche, Inc., the Sellers and the Sellers’ Representative (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on December 4, 2023).

2.8**#	Amended and Restated Stock Purchase Agreement, dated as of February 2, 2024, among reAlpha Tech Corp., Naamche, Inc. Pvt. Ltd., the Sellers and the Sellers’ Representative (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC February 8, 2024).

[20]	Note to Draft: Exhibit #s to be updated once exhibit index is finalized.

2.9**#	Business Acquisition and Financing Agreement, dated as of July 12, 2024, among reAlpha Tech Corp., AiChat Pte. Ltd., AiChat10X Pte. Ltd. and Kester Poh Kah Yong (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 15, 2024).

2.10**#	Membership Interest Purchase Agreement, dated as of September 8, 2024, among reAlpha Tech Corp., Debt Does Deals, LLC (d/b/a Be My Neighbor), Christopher B. Griffith and Isabel Williams (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on September 9, 2024).

2.11**#	Stock Purchase Agreement, dated as of February 20, 2025, among reAlpha Tech Corp., GTG Financial, Inc. and Glenn Groves (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on February 24, 2025).

2.12**	Recission Certificate, dated September 8, 2025 (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on September 11, 2025).

2.13**#	Agreement and Plan of Merger, dated as of November 21, 2025, among reAlpha Tech Corp., Prevu, Inc., reAlpha Merger Sub, Inc. and Thomas Kutzman, as stockholder representative (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on November 25, 2025).

2.14**#	Agreement and Plan of Merger, dated as of December 19, 2025, among reAlpha Tech Corp., InstaMortgage Inc., reAlpha Merger Sub I, Inc. and the Stockholders (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on December 22, 2025).

3.1**	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2**	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

3.3**	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on February 20, 2025 (previously filed as Exhibit 3.1 of Form 8-K filed with the SEC on February 24, 2025).

4.1**	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2**	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3**	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4**	Secured Promissory Note, dated as of August 14, 2024 (previously filed as Exhibit 4.4 of Form 10-Q filed with the SEC on August 14, 2024).

4.5**	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on April 7, 2025).

4.6**	Form of Series A-1 Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on July 18, 2025).

4.7**	Form of Series A-2 Warrant (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on July 18, 2025).

4.8**	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 of Form 8-K filed with the SEC on July 18, 2025).

4.9**	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on July 22, 2025).

4.10**	Form of Placement Agent Warrant (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on July 22, 2025).

4.11*	Description of Securities of the Company.

10.1**	Massachusetts Securities Division Consent Order (previously filed as Exhibit 6.5 of Form 1-U filed with the SEC on April 21, 2022).

10.2**	Share Purchase by and among reAlpha Asset Management, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated as of December 1, 2022 (previously filed as Exhibit 6.1 of Form 1-U filed with the SEC on December 5, 2022).

10.3**	Registration Rights Agreement by and among reAlpha Asset Management, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated as of December 1, 2022 (previously filed as Exhibit 6.2 of Form 1-U filed with the SEC on December 5, 2022).

10.4**+	Employment Agreement of Giri Devanur, dated April 11, 2023 (previously filed as Exhibit 10.11 of Form S-11 filed with the SEC on August 8, 2023).

10.5**+	Employment Agreement of Michael J. Logozzo, dated April 11, 2023 (previously filed as Exhibit 10.12 of Form S-11 filed with the SEC on August 8, 2023).

10.6**+	reAlpha Tech Corp. 2022 Equity Incentive Plan (previously filed as Exhibit 10.14 of Form S-11 filed with the SEC on August 8, 2023).

10.7**+	Form of 2022 Equity Incentive Plan Restricted Stock Award Agreement (previously filed as Exhibit 10.15 of Form S-11 filed with the SEC on August 8, 2023).

10.8**+	Form of 2022 Equity Incentive Plan Stock Option Award Agreement (previously filed as Exhibit 10.16 of Form S-11 filed with the SEC on August 28, 2023).

10.9**+	Amendment No. 1 to reAlpha Tech Corp.’s 2022 Equity Incentive Plan, adopted on April 12, 2023 (previously filed as Exhibit 4.6 of Form S-8 filed with the SEC on March 20, 2024).

10.10**+	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.17 of Form S-11 filed with the SEC on August 28, 2023).

10.11**	Ohio Division of Securities Cease and Desist Order with Consent Agreement (previously filed as Exhibit 6.10 of Form 1-U filed with the SEC on August 31, 2023).

10.12**+	First Amendment to Employment Agreement of Giri Devanur, dated February 1, 2024 (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on February 1, 2024).

10.13**+	First Amendment to Employment Agreement of Michael J. Logozzo, dated February 1, 2024 (previously filed as Exhibit 10.3 of Form 8-K filed with the SEC on February 1, 2024).

10.14**	Note Purchase Agreement, dated as of August 14, 2024, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.1 of Form 10-Q filed with the SEC on August 14, 2024).

10.15**+	Piyush Phadke’s Offer Letter, effective as of January 30, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on January 30, 2025).

10.16**+	2025 Short Term Incentive Plan (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on February 10, 2025).

10.17**#	Advertising Agreement, dated March 7, 2025, between reAlpha Tech Corp. and Mercurius Media Capital LP (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 10, 2025).

10.18**#	Investment Agreement, dated March 7, 2025, between reAlpha Tech Corp. and Mercurius Media Capital LP (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on March 10, 2025).

10.19**	Mutual Settlement and Release Agreement, dated as of March 19, 2025, between reAlpha Tech Corp. and Unreal Estate Inc. (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 21, 2025).

10.20**	Exchange Agreement, dated as of March 20, 2025, between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on March 21, 2025).

10.21**	Engagement Letter dated March 24, 2025 between reAlpha Tech Corp. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-288571) filed July 15, 2025).

10.22**+	Severance Agreement by and between reAlpha Tech Corp. and Jorge Aldecoa, dated March 27, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 28, 2025).

10.23**	Form of Inducement Letter (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on April 7, 2025).

10.24**	Form of Voting Agreement (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on April 7, 2025).

10.25**+	Form of 2022 Equity Incentive Plan Restricted Stock Unit Award (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on April 30, 2025).

10.26**+	Second Amendment to Employment Agreement of Giri Devanur, dated June 3, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on June 4, 2025).

10.27**+	Second Amendment to Employment Agreement of Michael J. Logozzo, dated June 3, 2025 (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on June 4, 2025)

10.28**	Exchange Agreement, dated as of June 9, 2025, between reAlpha Tech Corp. and Streeterville Capital, LLC (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on June 10, 2025).

10.29**	Form of Securities Purchase Agreement (previously filed as Exhibit 10.42 of Form S-1 filed with the SEC on July 8, 2025).

10.30**	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 22, 2025).

10.31**	Consent, Release and Waiver, dated as of July 15, 2025, by and between reAlpha Tech Corp. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-288571) filed July 16, 2025).

10.32**#	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 18, 2025).

10.33**	Form of Voting Agreement (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on July 18, 2025).

10.34**#	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 22, 2025).

10.35**	Certificate of Full Repayment and Release of Obligations, dated July 23, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on July 23, 2025).

10.36**	Amended and Restated Executive Employment Agreement of Michael J. Logozzo, dated September 25, 2025 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on September 29, 2025).

10.37**	Amended and Restated Executive Employment Agreement of Piyush Phadke, dated September 25, 2025 (previously filed as Exhibit 10.2 of Form 8-K filed with the SEC on September 29, 2025).

10.38**+	Amendment No. 2 to reAlpha Tech Corp.’s 2022 Equity Incentive Plan, adopted on October 8, 2025 (previously filed as Exhibit 4.8 of Form S-8 filed with the SEC on October 24, 2025).

14.1**	Code of Conduct and Ethics (previously filed as Exhibit 14.1 of Form S-11 filed with the SEC on August 8, 2023).

19**	Insider Trading Policy (previously filed as Exhibit 19 of Form 10-K filed with the SEC on April 2, 2025).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of GBQ Partners, LLC, independent registered public accounting firm.

24.1*	Power of Attorney (included on the signature page of this report).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	Clawback Policy (previously filed as Exhibit 97.1 of Form 10-KT filed with the SEC on March 12, 2024).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.

**	Previously filed.

***	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

#	Schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

REALPHA TECH CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

reAlpha Tech Corp. and Subsidiaries

Dublin, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of reAlpha Tech Corp. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2021

Columbus, Ohio

March 12, 2026

reAlpha Tech Corp. and Subsidiaries

Consolidated Balance Sheet

For the Years Ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$7,783,529	$3,123,530
Accounts receivable, net	68,148	182,425
Receivable from related parties	-	12,873
Prepaid expenses	961,411	180,158
Current assets of discontinued operations	-	56,931
Other current assets	362,293	487,181
Escrow deposit	600,000	-
Total current assets	$9,775,381	$4,043,098

Property and Equipment, at cost
Property and equipment, net	$64,626	$102,638

Other Assets
Investments	111,646	215,000
Other long-term assets	-	31,250
Intangible assets, net	4,306,553	3,285,406
Goodwill	7,459,125	4,211,166
Capitalized software development - work in progress	-	105,900
TOTAL ASSETS	$21,717,331	$11,994,458

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$306,216	$655,765
Related party payables	5,654	9,287
Short term loans - related parties - current portion	86,585	261,986
Short term loans - unrelated parties - current portion	209,601	519,153
Accrued expenses	660,577	1,164,813
Deferred liabilities - current portion	1,960,850	1,255,525
Deferred revenue	396,227	278,908
Total current liabilities	$3,625,710	$4,145,437

Long-Term Liabilities
Preferred stock embedded derivative liability	4,574,980	-
Other long-term loans - related parties - net of current portion	-	45,052
Other long-term loans - unrelated parties - net of current portion	88,411	241,121
Note payable, net of discount	-	4,909,376
Deferred consideration - net of current portion	561,740	-
Contingent consideration	344,877	1,086,000
Total liabilities	$9,195,718	$10,426,986

Mezzanine Equity
Redeemable Series A Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock; 250,000 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	1,020,377	-
Stockholders’ Equity (Deficit)
Common stock ($0.001 par value; 200,000,000 shares authorized, 131,740,675 shares outstanding as of December 31, 2025; 200,000,000 shares authorized, 45,864,503 shares outstanding as of December 31, 2024)	131,741	45,865
Additional paid-in capital	67,466,893	39,770,060
Accumulated deficit	(55,980,534)	(38,260,913)
Accumulated other comprehensive (loss) income	(127,889)	5,011
Total stockholders’ equity of reAlpha Tech Corp.	11,490,211	1,560,023

Non-controlling interests in consolidated entities	11,025	7,449
Total stockholders’ equity	11,501,236	1,567,472

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$21,717,331	$11,994,458

reAlpha Tech Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Years Ended December 31, 2025 and 2024

	For the Year Ended
	December 31, 2025	December 31, 2024

Revenues	$4,518,498	$948,420
Cost of revenues	2,067,060	302,084
Gross Profit	2,451,438	646,336

Operating Expense
Wages, benefits and payroll taxes	6,506,553	2,841,591
Marketing and advertising	5,946,514	793,004
Professional and legal fees	3,273,947	2,124,946
Depreciation and amortization	543,170	282,095
Impairment of capitalized software	220,016	202,968
Other operating expense	1,968,196	1,304,346
Total operating expense	18,458,396	7,548,950

Operating Loss	(16,006,958)	(6,902,614)

Other Expense (income)
Changes in fair value of contingent consideration	(604,123)	-
Interest expense, net	814,727	333,759
Change in fair value of preferred stock embedded derivative liability	456,325	-
Loss on debt extinguishment	438,834	-
Amortization of commitment fee	406,250	500,000
Other expense, net	71,421	601
Total other expense	1,583,434	834,360

Net Loss from continuing operations before income taxes	(17,590,392)	(7,736,974)
Income tax benefit	-	(54,260)

Net Loss from continuing operations	(17,590,392)	(7,682,714)

Discontinued operations (Roost and Rhove)
Loss from operations of discontinued operations	-	(261,242)
Impairment of goodwill and intangible assets of discontinued operations	-	(18,078,393)
Loss on discontinued operations	$-	$(18,339,635)

Net Loss	$(17,590,392)	$(26,022,349)

Less: Net Income Attributable to Non-Controlling Interests	3,576	679

Net Loss Attributable to Controlling Interests	$(17,593,968)	$(26,023,028)

Preferred stock dividends	122,877	-
Net Loss Attributable to Common Stockholders	$(17,716,845)	$(26,023,028)
Other comprehensive (loss) income
Foreign currency translation adjustments	(132,900)	5,011
Total other comprehensive (loss) income	(132,900)	5,011

Comprehensive Loss Attributable to Controlling Interests	$(17,849,745)	$(26,018,017)

Basic loss per share
Continuing operations	$(0.23)	$(0.17)
Discontinued operations	$-	$(0.41)
Net Loss per share — basic	$(0.23)	$(0.58)

Diluted loss per share
Continuing operations	$(0.23)	$(0.17)
Discontinued operations	$-	$(0.41)
Net loss per share — diluted	$(0.23)	$(0.58)

Weighted-average outstanding shares — basic	76,316,926	44,631,577

Weighted-average outstanding shares — diluted	76,316,926	44,631,577

reAlpha Tech Corp. and Subsidiaries

Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

	Mezzanine Equity			Common Stock		Additional Paid-in	Common Stock	Accumulated	Accumulated Other Comprehensive	ReAlpha Tech Corp. and Subsidiaries	Non-Controlling	Total Stockholders’
	Shares	Amount	Total	Shares	Amount	Capital	to be issued	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2023	-	-	-	44,122,091	$44,123	$36,899,497	$-	$(12,237,885)	$-	$24,705,735	$3,050	$24,708,785
Net loss	-	-	-	-	-	-	-	(26,023,028)		(26,023,028)	679	(26,022,349)
Other comprehensive gain	-	-	-	-	-	-	-	-	5,011	5,011	-	5,011
Shares issue - BMN acquisition	-	-	-	1,146,837	1,147	1,512,853	-	-	-	1,514,000	-	1,514,000
Shares issue - AiChat10X Pte	-	-	-	293,536	293	1,022,682	-	-	-	1,022,975	-	1,022,975
Shares issued for services	-	-	-	83,000	83	108,647	-	-	-	108,730	-	108,730
Shares issued to employees & directors	-	-	-	204,423	204	207,249	-	-	-	207,453	-	207,453
Share issued to AiChat employees	-	-	-	14,616	15	19,132	-	-	-	19,147	-	19,147
Hyperfast - Non Controlling Interests	-	-	-	-	-	-	-	-	-	-	3,750	3,750
RTC India - Non Controlling Interest	-	-	-	-	-	-	-	-	-	-	(30)	(30)
Balance at December 31, 2024	$-	$-	$-	$45,864,503	$45,865	$39,770,060	$-	$(38,260,913)	$5,011	$1,560,023	$7,449	$1,567,472
Net loss								(17,593,968)		(17,593,968)	3,576	(17,590,392)
Other comprehensive (loss)	-	-	-	-	-	-	-	-	(132,900)	(132,900)	-	(132,900)
Series A convertible preferred stock issuance	250,000	897,500	897,500	-	-	-	-	-	-	-	-	-
Preferred stock dividend	-	122,877	122,877	-	-	-	-	(122,877)	-	(122,877)	-	(122,877)
Common stock issuance to AiChat10X Pte.	-	-	-	445,630	445	180,080	-	-	-	180,525	-	180,525
Common stock issuance through ATM	-	-	-	2,952,983	2,953	1,173,040	-	-	-	1,175,994	-	1,175,994
Common stock issuance - Warrants exercised	-	-	-	4,218,751	4,219	2,930,691	-	-	-	2,934,911	-	2,934,911
Common stock issuance for GTG acquisition	-	-	-	700,055	700	450,435	-	-	-	451,135	-	451,135
Common stock issuance to Non- Employee	-	-	-	50,505	51	24,950	-	-	-	25,000	-	25,000
Common stock issuance to Streeterville Capital, LLC	-	-	-	2,031,136	2,031	738,033	-	-	-	740,064	-	740,064
Common stock issuance - 2025 Public Offering	-	-	-	13,333,334	13,333	1,730,716	-	-	-	1,744,050	-	1,744,050
Common stock issuance - RDO	-	-	-	14,285,718	14,286	4,569,765	-	-	-	4,584,051	-	4,584,051
Common stock cancellation for GTG rescission	-	-	-	(700,055)	(700)	(450,435)	-	(2,776)	-	(453,911)	-	(453,911)
Stock-based compensation	-	-	-			757,071	-	-	-	757,071	-	757,071
Common stock issuance - July 2025 Warrants exercised	-	-	-	24,051,394	24,051	3,583,659	-	-	-	3,607,710	-	3,607,710
Common stock issuance - Public offering Warrants exercised	-	-	-	7,521,668	7,522	5,633,729	-	-	-	5,641,251	-	5,641,251
Common stock issuance - Placement Agent Warrants exercised	-	-	-	354,167	354	66,052	-	-	-	66,406	-	66,406
Common stock issuance for Prevu acquisition	-	-	-	2,678,621	2,679	1,347,321	-	-	-	1,349,999	-	1,349,999
Common stock issuance - Private Placement Warrants exercised	-	-	-	13,133,812	13,134	4,583,701	-	-	-	4,596,834	-	4,596,834
Common stock issuance to employees	-	-	-	193,453	193	105,213	-	-	-	105,406	-	105,406
Common stock issuance - RDO Placement Agent Warrants exercised	-	-	-	625,000	625	272,812	-	-	-	273,437	-	273,437
Balance at December 31, 2025	250,000	1,020,377	1,020,377	131,740,675	131,741	67,466,893	-	(55,980,534)	(127,889)	11,490,211	11,025	11,501,236

reAlpha Tech Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net loss	$(17,590,392)	$(26,022,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543,170	466,691
Impairment of capitalized software	220,016	145,746
Impairment of goodwill and intangible assets	-	18,280,947
Amortization of loan discounts	545,624	181,875
Common stock issued to non - employee	2,526	-
Stock-based compensation - employees	859,950	207,453
Stock-based compensation - services	-	108,730
Change in fair value of contingent consideration	(604,123)	-
Loss on extinguishment of debt	438,834	-
Change in fair value of preferred stock embedded derivative liability	456,325	-
Non-cash commitment fee expenses	406,250	500,000
Non-cash marketing and advertising	4,406,571	-
Non-cash compensation expense - GTG Financial	106,000	-
Gain on previously held equity	-	(20,663)
Loss (gain) on deconsolidation	(94,071)	-
Loss (gain) on sale of fixed assets	52,858	301
Impairment of equity investments - measurement alternative	90,000	-
Loss from equity method investment	13,354	-
Interest accretion on deferred consideration - Prevu	20,404	-
Changes in operating assets and liabilities
Accounts receivable	114,277	(16,437)
Receivable from related parties	12,873	(12,873)
Prepaid expenses	(187,824)	(56,241)
Other current assets	(292,258)	62,637
Accounts payable	(491,751)	(19,773)
Payable to related parties	(3,633)	58,756
Accrued expenses	(404,876)	(185,118)
Deferred revenue	117,319	278,080
Total adjustments	6,327,815	19,980,111
Net cash used in operating activities	(11,262,577)	(6,042,238)

Cash Flows from Investing Activities:
Additions to property and equipment	(42,896)	(12,533)
Proceeds from sale of properties	-	293,307
Cash paid for acquisitions, net of cash acquired	(1,023,053)	(1,268,630)
Cash deposited into escrow in connection with acquisitions	(500,000)	-
Cash paid for equity method investment	-	(50,000)
Cash used for additions to capitalized software	(176,143)	(516,544)
Net cash used in investing activities	(1,742,092)	(1,554,400)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	155,481	6,155,539
Prepayment penalty	(368,769)	-
Proceeds from issuance of common stock	25,566,385	-
Payments of debt	(5,623,196)	(1,164,241)
Contingent consideration paid-reAlpha Nepal	(137,000)	-
Payment of commitment fee	(1,000,000)	-
Deferred financing cost	-	(727,500)
Equity issuance expenses	(941,742)	-
Net cash provided by financing activities	17,651,159	4,263,798

Net increase in cash	4,646,490	(3,332,840)

Effect of exchange rate changes on cash	13,509	-

Cash - Beginning of Period	3,123,530	6,456,370

Cash - End of Period	$7,783,529	$3,123,530

Supplemental disclosure of cash flow information
Interest expense	$(468,726)	$(58,897)

Noncash Investing and Financing Activities:
Preferred stock issuance - MMC transaction	5,000,000	-
Non-cash conversion of debt to equity - Streeterville Capital, LLC	740,064	-
Issuance of common stock - Prevu	1,350,000	-
Issuance of common stock - AiChat	180,525	-
Issuance of warrants to placement agents in connection with equity offerings	299,768	-
Deferred consideration - Prevu	2,327,187	-

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

The Company is a technology-driven, integrated services company, leveraging AI to enhance the homebuying experience and streamline real estate transactions. At the core of the Company’s strategy is the reAlpha platform, an AI-powered solution designed to simplify the homebuying process while generating revenue through realty services, mortgage brokering services, and digital title and escrow services.

The Company operates through its subsidiaries Naamche, Inc. (“U.S. Naamche”), Realpha Nepal Pvt. Ltd. (f/k/a Naamche, Inc. Pvt. Ltd.) (“reAlpha Nepal Pvt Limited” and together with U.S. Naamche, “reAlpha Nepal”), and AiChat Pte. Ltd. (“AiChat”) to expand its software development expertise and AI-driven engagement tools, and the reAlpha Realty, LLC entities, Debt Does Deals, LLC (f/k/a Be My Neighbor and d/b/a reAlpha Mortgage) (“reAlpha Mortgage”), Hyperfast Title LLC (“Hyperfast”) and Prevu, Inc. and its subsidiaries (collectively, “Prevu”) to provide realty services, mortgage brokering and digital title and escrow services, which enable the Company to capture value across multiple stages of the transaction process. Although the Company had previously acquired GTG Financial, Inc. (“GTG” or “GTG Financial”), during the year ended December 31 2025, the Company’s acquisition of GTG was rescinded pursuant to the terms of the Stock Purchase Agreement, by and among GTG Financial, Glenn Groves (the “Seller”) and the Company, dated February 20, 2025 (the “SPA”). As a result of the rescission of the SPA, GTG was no longer a subsidiary of the Company as of August 21, 2025 (the “Rescission Date”) (see “Note 5–Business Combinations–Rescission of GTG Financial Acquisition” for more information).

With its focus on AI technology and integrated real estate services, the Company is developing an end-to-end homebuying platform named the “reAlpha platform.” The Company’s goal is to offer through its AI-powered platform a more affordable, streamlined experience for those on the journey to homeownership. The reAlpha platform integrates AI-driven tools to offer, among others, tailored property recommendations, an intuitive visual interface, and certain services, including realty services, mortgage brokering services, and digital title and escrow services within the platform.

The Company’s principal office is located at 6515 Longshore Loop, Suite 100, Dublin, OH 43017.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying audited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These audited financial statements include the accounts of the Company and its wholly owned subsidiaries and entities that the Company holds a controlling financial interest of, and those in which it owns more than 50% of the voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission applicable to annual reports on Form 10-K. These financial statements include all disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation have been included. The consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 2, 2025, as amended on May 13, 2025 (the “2024 Form 10-K”).

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements. The financial statements include the operations, assets, and liabilities of the Company. In the opinion of the Company’s management, the accompanying audited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying financial statements. These audited financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K. The results of operations for the fiscal year are not necessarily indicative of the results to be expected for any future periods.

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

Business Promotion and Advertising Costs

The Company expenses advertising and marketing costs, including prepaid advertising arrangements, as they are incurred. Advertising and marketing expenses were $5,946,514 and $793,004 for the years ended December 31, 2025, and 2024, respectively, of which $4,406,571 and $0 were settled via issuance of Series A Preferred Stock, respectively. These costs are included in “Marketing and advertising” in the accompanying consolidated statements of operations and comprehensive loss.

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of December 31, 2025 the Company’s cash was held by financial institutions that management believes have acceptable credit. The Federal Deposit Insurance Corporation insures balances up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits. Accounts receivables are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

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

Stock Based Compensation

The Company accounts for share-based payments in accordance with the provisions of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the consolidated interim statements of operations and comprehensive loss based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

During the year ended December 31, 2025, the Company collected all previously outstanding receivables attributable to AiChat, its Singapore subsidiary. As a result, the previously recorded CECL reserve of 0.05% was released. However, a new CECL provision for the year ended December 31, 2025 was recorded based on updated receivables and risk profiles as of December 31, 2025. The CECL reserve is netted against accounts receivable, net on the balance sheet.

There were no changes in the Company’s credit risk exposure, CECL methodology, and/or reserve assumptions during the year ended December 31, 2025. The updated values are as follows:

Amount
Opening balance, January 1, 2025	62
Provision for expected credit losses	50
Release of allowance for expected credit losses	(62)
Ending balance, December 31, 2025	$50

There have been no material changes to the Company’s significant accounting policies during the year ended December 31, 2025.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investment is initially recorded at cost and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. The equity method investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.

We recorded the Xmore AI investment of $125,000 under the equity method as per ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). Management performed an impairment assessment of the equity method investment as of December 31, 2025, and concluded that no indicators of impairment were present; accordingly, no impairment loss was recognized.

Equity Investment — Measurement Alternative (ASC 321)

The Company holds a 25% equity interest in Carthagos Inc., a privately held entity, which is accounted for under ASC 321 using the measurement alternative, as the investment does not have a readily determinable fair value. As of December 31, 2025, management evaluated the investment for impairment in accordance with ASC 321-10-35-2 through 35-4 and identified impairment indicators, including sustained operating challenges, liquidity constraints, and uncertainty regarding the recovery of invested capital. As a result, the Company recorded an impairment loss of $90,000 during the year ended December 31, 2025.

Foreign Currency Translation

The Company’s consolidated financial statements are presented in U.S. dollars. The functional currency of each subsidiary is the local currency of its primary economic environment, which in certain cases differs from the reporting currency.

Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Equity transactions are translated at historical exchange rates, and revenues and expenses, are translated at weighted-average exchange rates for the period.

Translation adjustments are recorded in other comprehensive income (loss) and accumulated in accumulated other comprehensive income (loss) within stockholders’ equity. The consolidated statements of cash flows are presented in U.S. dollars, with foreign subsidiary cash flows translated at weighted-average exchange rates for the period.

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

The Company tests goodwill for impairment at least annually as of December 31, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount, in accordance with ASC Topic 350, Intangibles—Goodwill and other (“ASC 350”). For the year ended December 31, 2025, the Company performed its annual goodwill impairment test and determined that the fair value of each reporting unit exceeded its respective carrying amount. Accordingly, no goodwill impairment was recognized (See Note 8 - Goodwill and Intangible Assets for further discussion of the Company’s goodwill impairment assessment).

Definite-lived Intangible Assets

In accordance with ASC 350, definite-lived intangible assets include assets such as developed technology, customer contracts, and trademarks that are acquired in business combinations. The valuation and classification of these intangible assets and determination of useful lives involves judgments and significant estimates. These Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset using the straight-line method and estimated useful lives. We periodically review the estimated useful lives of our definite-lived intangible assets and identify events or changes in circumstances that may indicate revised estimated useful lives. During 2025, management reviewed the estimated useful life and recoverability of the developed technology intangible asset associated with GENA and concluded that the asset had become obsolete and should be impaired (See Note 8 – Goodwill and Intangible Assets for further information).

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

GTG Financial, a mortgage brokerage company, complies with ASC 606 by recognizing revenue at the point of loan funding. This moment marks the transfer of control of the loan to the borrower, capturing the completion of GTG Financial’s primary service successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan is funded, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations. Effective as of the Rescission Date, the Company’s acquisition of GTG Financial was rescinded. Accordingly, GTG Financial is no longer a subsidiary of the Company, and its results are not included in these audited financial statements for periods after that date (see “Note 5–Business Combinations–Rescission of GTG Financial Acquisition” for more information).

reAlpha Nepal, a subsidiary of the Company that provides technology-related services, recognizes revenue in accordance with ASC 606 from its service-based contracts. reAlpha Nepal currently generates revenue exclusively from providing monthly technology support services to third parties. These arrangements include a single service-based performance obligation that is satisfied over time, as these third parties simultaneously receives and consumes the benefits of the services provided. Revenue is recognized over time in a manner that reflects the continuous transfer of services to the customer.

Prevu is a digital real estate brokerage that provides licensed brokerage services to homebuyers and home sellers across multiple states through its online platform. Prevu’s revenue is primarily derived from brokerage commissions earned for services provided as both a buyer’s agent and a seller’s agent upon the successful completion of real estate transactions. In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of the brokerage services transfers to the customer, which occurs upon the closing of a transaction, at which point the Company has satisfied its performance obligations and is entitled to the commission. Prevu offers commission rebate programs, including its Smart Buyer™ rebate, under which a portion of the gross brokerage commission is rebated to the buyer at closing. The rebate amount is determined pursuant to contractual rebate agreements and is based on a defined calculation methodology that may vary by transaction, commission structure, service bundle, and market. As the rebate amount is determinable at the time of closing, revenue is recognized net of rebates when the related transaction closes. Such rebates are treated as variable consideration and recorded as a reduction of the transaction price in accordance with ASC 606.

Discontinued Operations

A business is classified as discontinued when it meets the criteria in ASC 205-20, Presentation of Financial Statements - Discontinued Operations (“ASC 205”). Assets and liabilities of discontinued operations are presented separately in our consolidated balance sheets, and results are reported as a separate component of “consolidated net loss” in the consolidated statements of loss, for all periods presented.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting in accordance with the ASC 805, Business Combinations (“ASC 805”). The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, Fair Value Measurements (“ASC 820”), using discounted cash flows and other applicable valuation techniques. To assist the Company in making these fair value determinations, the Company may engage third-party valuation specialists or internal specialists who generally assist the Company in the fair value determination of identifiable assets such as customer relationships, trademarks and any other significant asset or liabilities. Any acquisition-related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Operating results of an acquired business are included in our results of operations from the date of acquisition.

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

Series A Convertible Preferred Stock

Accounting for the Series A Convertible Preferred Stock requires an evaluation to determine if liability classification is required under ASC 480-10. Liability classification is required for freestanding financial instruments that are (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets, such as those that are mandatorily redeemable, (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares.

Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the Company’s control to be classified as mezzanine equity. Securities classified in mezzanine equity are initially measured at the proceeds received, and excluding the fair value of bifurcated embedded derivatives, if any. Subsequent measurement of the carrying value of the Series A Convertible Preferred Stock is required as the instrument is probable of becoming redeemable. The Company accretes the Series A Convertible Preferred Stock to its redemption value. In certain circumstances, the redemption price may vary based on changes in stock price, in which case the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

Derivative Liability

The Company evaluates all of its financial instruments, including convertible notes and Series A convertible preferred stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in these contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting period end. Bifurcated embedded derivatives are classified as a separate asset or liability in the consolidated balance sheet.

The Company’s derivative liability is related to the conversion features embedded in the Series A Convertible Preferred Stock. See Note 13 “Mezzanine Equity and Preferred Stock Embedded Derivative Liability ” for more information.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value in accordance with ASC Topic 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement. These inputs reflect management’s assumptions about the assumptions that market participants would use in pricing the asset or liability.

Financial instruments measured at fair value are classified within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

The Company has certain liabilities that are measured at fair value on a recurring basis using Level 3 inputs, including the contingent consideration liability associated with business combinations and the derivative liability associated with the conversion features embedded in the Series A Convertible Preferred Stock. The derivative liability represents the embedded conversion feature in the Series A Convertible Preferred Stock and was initially measured at fair value upon issuance of the Series A Convertible Preferred Stock and is subsequently remeasured at each reporting period.

These liabilities are remeasured at fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. Significant changes in the unobservable inputs used in determining the fair value of these liabilities could result in significant changes to the fair value measurement.

The valuation methodologies and significant assumptions used in determining the fair value of these Level 3 liabilities are described in Note 13 – Mezzanine Equity and Preferred Stock Embedded Derivative Liability and Note 15 – Contingent Consideration and Compensation.

Except for the policies described above, there have been no significant changes to accounting policies during the three months ended March 31, 2024.Certain prior period amounts have been reclassified to conform to the current period presentation; such reclassifications had no impact on previously reported net loss.

Reclassification of prior period amounts Except for the policies described above, there have been no significant changes to accounting policies during the year ended December 31, 2025.Certain prior period amounts have been reclassified to conform to the current period presentation; such reclassifications had no impact on previously reported net loss.

Recent Accounting Pronouncements

Accounting Pronouncements Issued and Not yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASC 350-40, which amends the guidance related to the capitalization and disclosure of internal-use software development costs. The amendments modernize the guidance by removing references to software development “stages” and instead require entities to apply a judgment-based assessment focused on whether management has authorized and committed to funding the project and whether it is probable that the software will be completed and used as intended. The ASU also provides guidance for evaluating significant development uncertainty, aligns the accounting for website development costs with ASC 350-40, and requires capitalized software costs to be subject to the disclosure requirements in ASC 360. The guidance does not amend the accounting for software to be sold, leased, or marketed externally under ASC 985-20. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or using a modified prospective transition approach. The Company is currently evaluating the impact this update may have on its financial statements and related disclosures. The Company has not yet determined the impact of adoption, as it is not reasonably estimable at this time.

Accounting Pronouncements Issued and Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company has adopted the disclosure requirements of this standard on its consolidated financial statements on a prospective basis.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326) (“ASU 2025-05”), which introduces a practical expedient for all entities and an accounting policy election for certain entities related to estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments, developed in coordination with the Private Company Council, address stakeholder concerns regarding the cost and complexity of applying the current expected credit loss model to such balances. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those years, with early adoption permitted.

The Company elected to early adopt ASU 2025-05 during the quarter ended September 30, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.

There have been no material changes to the Company’s significant accounting policies during the year ended December 31, 2025.

Note 3 - Going Concern

During the year ended December 31, 2025, the Company incurred a net loss of approximately $17,590,392 and used cash in operating activities of approximately $11,262,577. As of December 31, 2025, the Company had cash and cash equivalents of approximately $7,783,529 and has experienced recurring operating losses and negative operating cash flows.

In accordance with ASC 205-40, Going Concern, management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The Company’s recurring losses, negative operating cash flows, limited cash resources relative to its projected cash requirements, and dependence on access to external financing raise substantial doubt about its ability to continue as a going concern.

In addition, the Company has received a notice from The Nasdaq Stock Market LLC indicating non-compliance with the minimum bid-price requirement for continued listing on The Nasdaq Capital Market. Failure to regain compliance could result in the delisting of the Company’s common stock, which could adversely affect the liquidity of the Company’s securities and its ability to access capital markets.

To address its liquidity needs, the Company intends to seek additional capital under its existing at-the-market equity offering agreement, through potential exercises of outstanding warrants, and through other debt or equity financing transactions. The Company also has stockholder authorization to effect a reverse stock split in order to support continued compliance with Nasdaq listing requirements and maintain access to capital markets. These plans are subject to market conditions, investor demand, and other factors outside the Company’s control, and there can be no assurance that such financing will be available on acceptable terms, in the amounts needed, or at all.

As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Income Taxes

The Company generated a worldwide pre-tax loss of $17,590,392 and $26,076,609 and for the periods ended December 31, 2025 and December 31, 2024, respectively.

Pre-Tax book income/(loss) has been recorded in the following jurisdictions:

	Tax Years Ended
	December 31, 2025	December 31, 2024
US	$(16,807,849)	$(6,891,977)
Foreign	(782,543)	(844,997)
From continuing operations	(17,590,392)	(7,736,974)
From discontinued operations (US)	-	(18,339,635)
Total pre-tax income/(loss)	$(17,590,392)	$(26,076,609)

The Company recorded no federal, state, or foreign income tax expense for the period ended December 31, 2025. The Company recorded federal and state income tax expense for the period ended December 31, 2024 of ($29,699) and ($24,561), respectively.

	Tax Years Ended
	December 31, 2025	December 31, 2024
Current:
Federal	$-	$(29,699)
State	-	(24,561)
Foreign	-	-
	-	(54,260)
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Income tax expense (benefit) for continuing operations	-	(54,260)
Income tax expense (benefit) for discontinued operations	-	-
Total	$-	$(54,260)

Effective January 1, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 740”), on a prospective basis in accordance with the standard’s transition guidance. As required under ASU 2023-09, the rate reconciliation for the current year is presented using the new prescribed categories and enhanced disaggregation to provide greater transparency into the factors affecting the Company’s effective tax rate for continuing operations. The following table presents the Company’s income tax rate reconciliation on continuing operations for the year ended December 31, 2025, prepared in accordance with the disclosure requirements of ASU 2023-09.

	Year Ended
	December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(3,695,382)	21.00%
Foreign Tax Effects	163,363	-0.93%
Changes in Valuation Allowances	2,879,844	-16.37%
Nontaxable or Nondeductible Items
Equity offering costs	605,895	-3.44%
Other nontaxable or nondeductible items	37,924	-0.22%
Other Adjustments	8,356	-0.05%
Effective Tax Rate	$(0)	0.00%

As a result of the Company’s prospective adoption of ASU 740, the rate reconciliation table presented above for the year ended December 31, 2025 reflects the new prescribed categories and enhanced disaggregation required under the updated disclosure framework. In accordance with the transition guidance, the Company did not elect retrospective application; therefore, the comparative periods that follow are presented in the legacy ASC 740 format applicable to those historical periods. The Company continues to apply FASB ASC Topic 740, Income Taxes, in the computation and presentation of its income tax provision, and the enhanced ASU 740 disclosure requirements apply solely to the current year rate reconciliation. The following table presents the reconciliation of the income tax provision (benefit) for prior periods using the legacy ASC 740 disclosure format for continuing operations.

Year Ended
December 31, 2024
U.S. federal taxes at statutory rate	(1,440,858)
State tax	(24,561)
Regulation-A Costs	12,985
Stock registration expenses	257,066
Other permanent differences	5,280
Other	(29,699)
Change in valuation allowance	1,165,527
Total	$(54,260)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Tax Years Ended
	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$8,572,166	$5,309,474
Section 174 capitalization	343,947	430,891
Stock compensation	185,925	-
Other deferred tax assets	2,365	-
Gross deferred tax assets	9,104,403	5,740,365
Valuation allowance	(8,132,421)	(4,951,573)
Net deferred tax assets	$971,982	$788,792
Deferred tax liabilities
Property and equipment	(1,218)	(1,468)
Intangibles	(970,764)	(787,324)
Gross deferred tax liabilities	(971,982)	(788,792)
Net deferred tax liabilities	(971,982)	(788,792)
Net deferred taxes	$-	$-

Cash paid for incomes taxes (net of refunds) are as follows for the year ended December 31, 2025:

Tax Year Ended
December 31, 2025
U.S. Federal	$-
U.S. State	-
Foreign
India	10,248
Nepal	11,895
Total income taxes paid, net	$22,143

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The valuation allowance changed by $3.1 million, during the year ended December 31, 2025.

For the period ended December 31, 2025, reAlpha Tech Corp. has a total carryover of Federal Net Operating Losses (“NOLs”) of $36.2 million. The Company’s NOLs were generated after the rules of the Tax Cuts and Jobs Act (“TCJA”) became effective on January 1, 2018. The NOLs do not expire but are subject to the 80% limitation. The Company has a State NOL carryover of $36.4 million. These NOLs are subject to various limitations and expiration dates.

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

It is the Company’s policy to include penalties and interest expense in income tax expense. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2025.

The Company’s major tax jurisdictions are the United States, India, Nepal and Singapore. All of the Company’s tax years will remain open for examination by the Federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss or research and development credit. The Company does not have any tax audits pending in the United States.

The Inflation Reduction Act of 2022 was signed into law August 16, 2022, and includes significant legislation addressing taxes, inflation, climate change and renewable energy incentives, and healthcare. Key tax provisions include a 15% corporate minimum tax, clean energy incentives, and a 1% excise tax on stock buybacks. The Company does not expect the provisions of such legislation to have any impact on the effective tax rate of the Company but will continue to evaluate the tax effects should any provisions become applicable to the Company.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted as Public Law 119-21. The legislation implements several amendments to the Internal Revenue Code, including the permanent extension of 100 percent bonus depreciation for qualified property and research and development expenditures, as well as revisions to expensing rules applicable to certain structures. The Act also includes modifications affecting corporate tax administration, such as adjustments to the Employee Retention Credit (ERC), changes to Opportunity Zone related provisions, and the scheduled expiration or modification of certain business-related clean energy credits.

The Company has evaluated the corporate income tax effects of the OBBBA in the period of enactment. In connection with the Act’s modifications to business expensing and R&D cost recovery, the Company has accelerated amortization for its domestic research and experimental expenditures pursuant to Section 174, consistent with the Act’s statutory framework governing the timing and characterization of such costs. The resulting adjustments have been reflected in the Company’s measurement of current and deferred income tax assets and liabilities. Based on its analysis, the Company determined that the enactment of the OBBBA did not have a material impact on its consolidated financial statements for the year ended December 31, 2025. The Company will continue to monitor regulatory and administrative guidance issued under the Act.

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

The following table summarizes net operating loss carryforwards and the related valuation allowance as of December 31, 2025 and 2024.

		December 31, 2025	December 31, 2024
A.	Valuation Allowance Increase	2,929,421	2,428,348
B.	Federal NOL Carryforward	36,192,280	22,085,100
C.	City of Dublin, OH NOL Carryforward, OH NOL Carryforward	21,913,264	14,232,690
D.	State of Ohio NOL Carryforward	-	18,753,731
E.	City of Columbus, OH NOL Carryforward, OH NOL Carryforward	10,863,854	-
F.	Florida NOL Carryforward	3,672,507	-

Note 5 - Business Combinations

Acquisitions during the year ended December 31,2025

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

	Purchase price allocation	Measurement Period Adjustment	Purchase price allocation
Cash	$349,529	-	$349,529
Intangible assets	716	-	716
Goodwill	2,799,523	(841,676)	1,957,847
Other current liabilities	(233,096)	-	(233,096)
Net assets acquired	$2,916,672	(841,676)	$2,074,996

As part of the acquisition completed on February 20, 2025, the Company recorded the deferred cash consideration of $1,344,750 at its present value in accordance with ASC 805, Business Combinations (“ASC 805”). The present value was calculated using the Company’s estimated cost of capital and is classified as a Level 3 liability within the fair value hierarchy.

Rescission of GTG Financial Acquisition

On the Rescission Date, GTG Financial exercised its right to rescind the Securities Purchase Agreement originally executed on February 20, 2025. As part of the rescission, the shares of the Company’s series A convertible preferred stock (the “Series A Preferred Stock”) and common stock previously issued were returned and cancelled, and all obligations, such as the deferred cash, and contingent consideration, were extinguished. In accordance with ASC 810 Consolidation (“ASC 810”), the Company recognized gain on deconsolidation of $94,071 in the unaudited condensed consolidated statement of operations and comprehensive loss. The gain represents the difference between the carrying amounts of GTG Financial’s net assets derecognized and the carrying amounts of the consideration cancelled. No market transaction occurred at the Rescission Date. Accordingly, amounts were measured at carrying value.

In accordance with ASC 810, the rescission was accounted for as a deconsolidation, with GTG Financial’s assets, liabilities, equity balances, and results of operations removed from the Company’s unaudited financial statements as of the Rescission Date. No remeasurement was required, as the Company did not retain any equity interest or other investment in GTG Financial following the rescission. As the rescission involved the cancellation of shares and extinguishment of obligations without a market transaction, all amounts were measured at their carrying values. The transaction was not conducted with a related party, and GTG Financial is not considered a related party after the rescission.

Acquisition of Prevu, Inc.

On November 21, 2025 (the “Closing Date”), the Company completed the acquisition of Prevu, Inc. (“Prevu”), a Delaware corporation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, reAlpha Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Prevu, and the stockholder representative. In accordance with the Merger Agreement, Merger Sub merged with and into Prevu, with Prevu surviving as a wholly owned subsidiary of the Company (the “Merger”). The transaction was accounted for as a business combination under ASC 805, with the Company identified as the accounting acquirer.

Pursuant to the terms of the Merger Agreement and related transition arrangements, the Company paid total purchase consideration of $4,500,000. The consideration consisted of (i) $750,000 in cash paid at closing, net of applicable withholding taxes, (ii) approximately $1,250,000 in shares of the Company’s common stock issued at closing and valued based on the arithmetic average of the closing price of the Company’s common stock for the ten consecutive trading days ending on and including the trading day that is two trading days prior to the execution of the Merger Agreement which was $0.4998, (iii) $2,500,000 in deferred payments payable in four equal tranches over an 18-month period following the Closing Date, payable, at the Company’s election, in cash or shares of the Company’s common stock based on the volume-weighted average price of the Company’s common stock at the time of issuance, and (iv) transition and severance consideration payable to a former executive of Prevu, consisting of cash and equity awards, which was accounted for as part of the purchase consideration in accordance with ASC 805.

We estimated fair values on the acquisition date, for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Prevu acquisition subject to measurement period adjustments. We obtained a purchase price allocation report from a consulting firm to assist in finalizing the fair value of assets acquired and liabilities assumed.

The table below represents the preliminary purchase price allocation to total assets acquired and liabilities assumed and the associated estimated useful lives as of the acquisition date.

Preliminary Purchase Price Allocation
Other assets	$31,325
Intangible assets	1,474,241
Goodwill	3,250,864
Other current liabilities	(29,243)
Net assets acquired	$4,727,187

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

Purchase Price Allocation

The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price allocation above was allocated to the tangible and intangible assets acquired and liabilities assumed based on management estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

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

The preliminary purchase price allocation includes $1,474,241 of acquired identifiable intangible assets, all of which have finite lives. The intangible assets are being amortized over their estimated useful lives on a straight-line basis. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of Prevu.

	Estimated Useful Life (in years)	Gross Value	Amortization	Net Book Value
Definite Lived Intangible Assets:
Developed technology	10	$842,423	$9,232	$833,191
Trademarks and trade names	10	631,818	6,924	624,894
Balance, December 31, 2025		$1,474,241	$16,156	$1,458,085

We estimate amortization expense for the next five years and beyond will be as follows:

Years Ending December 31:	Amount
2026	$147,424
2027	147,424
2028	147,424
2029	147,424
2030	147,424
Thereafter	720,965
Total	$1,458,085

Pro-Forma Information (Unaudited)

The unaudited pro forma information for the periods presented below gives effect to (i) the acquisitions of Prevu, reAlpha Mortgage, AiChat, and reAlpha Nepal as if such acquisitions had occurred on January 1, 2024, the beginning of the earliest period presented, and (ii) the acquisition of Prevu as if it had occurred on January 1, 2025. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had these acquisitions been consummated on those dates. The unaudited pro forma financial information does not reflect potential cost savings, operating synergies, or integration costs that may result from the acquisitions.

	Year ended December 31,
	2025	2024
	(unaudited)	(unaudited)
Revenue
As reported	$4,518,498	$948,420
Pro forma	5,955,849	5,879,751
Net Income
As reported	$(17,590,392)	$(26,022,349)
Pro forma	(17,741,065)	(26,998,808)

Acquisitions during the year ended December 31,2024

Acquisition of Naamche Inc. and Naamche Inc. Pvt Ltd.

In May 2024, the Company acquired all outstanding equity interests of Naamche Inc. and Naamche Inc. Pvt Ltd. (collectively, “Naamche”), entities engaged in the development of artificial intelligence technologies. The total purchase consideration was $0.12 million, of which $0.05 million was paid in cash. The Company recorded goodwill of approximately $0.09 million, primarily attributable to expected synergies and future growth opportunities. The Company also recorded intangible assets of approximately $0.02 million, consisting of trademarks and trade names with a useful life of five years and customer relationships with a useful life of six years.

Acquisition of AiChat Pte. Ltd.

In July 2024, the Company acquired AiChat Pte. Ltd. (“AiChat”), an AI-powered conversational customer experience solutions provider. The total purchase consideration was approximately $1.14 million, of which no cash consideration was paid. The Company recorded goodwill of approximately $1.70 million, primarily attributable to expected synergies and the assembled workforce. The Company also recorded intangible assets of approximately $1.13 million, consisting of developed technology with a useful life of five years, trademarks and trade names with a useful life of nine years, and customer relationships with a useful life of ten years.

Acquisition of Debt Does Deals, LLC (d/b/a Be My Neighbor)

In September 2024, the Company acquired 100% of the membership interests of Debt Does Deals, LLC, doing business as Be My Neighbor (“BMN”), a Texas-based mortgage brokerage company. The total purchase consideration was approximately $6.00 million, of which $1.5 million was paid in cash. The Company recorded goodwill of approximately $2.38 million, primarily attributable to expected synergies and expanded market opportunities. The Company also recorded intangible assets of approximately $1.43 million, consisting of trademarks and trade names with a useful life of fifteen years.

Acquisition of Hyperfast Title, LLC

In July 2024, the Company acquired 85% of the membership interests of Hyperfast Title LLC (“Hyperfast”), a Florida-based title insurance provider. The total purchase consideration was $0.02 million, all of which was paid in cash. The Company recorded goodwill of approximately $0.02 million, primarily attributable to expected operational synergies and expanded market opportunities. No significant identifiable intangible assets were recognized as part of the acquisition.

Note 6 - Property and equipment, net

1.	Property and equipment, net consisted of the following as of December 31, 2025.

		Accumulated
	Cost	Depreciation	Book Value
Computer	$143,584	(98,018)	$45,566
Furniture and fixtures	28,438	(9,378)	19,060
Total investment in property & equipment	$172,022	$(107,396)	$64,626

2.	Property and equipment, net consisted of the following as of December 31, 2024.

		Accumulated	Book
	Cost	Depreciation	Value
Computer	$69,269	(50,648)	$18,621
Furniture and fixtures	53,021	(24,380)	28,641
Vehicles	73,969	(18,593)	55,376
Total investment in property & equipment	$196,259	$(93,621)	$102,638

The Company recorded depreciation expense of $28,050 for the year ended December 31, 2025, and $24,891 for the year ended 2024.

Note 7 - Capitalized Software Development Costs, Work In Progress

The Company adheres to ASC 350-40 for the capitalization of software development costs. During the year ended December 31, 2025, the Company impaired the carrying amount of capitalized software due to the discontinuation of further development and the software becoming obsolete.

The Company recognized impairment of $105,900 and $202,968 for the years ended December 31, 2025, and 2024, respectively.

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

Changes in the carrying amount of goodwill during the year ended December 31, 2025, were as follows:

	Technology Services	Homebuying Services	Total
Balance at January 1, 2025	$1,798,892	$2,412,274	$4,211,166
Goodwill impairment	-	-	-
Goodwill acquired	-	6,050,387	6,050,387
Goodwill measurement period adjustment (1)	-	(838,771)	(838,771)
Goodwill derecognized due to rescission (2)	-	(1,963,657)	(1,963,657)
Balance at December 31, 2025	$1,798,892	$5,660,233	$7,459,125

(1)	The goodwill measurement period adjustment includes (i) a reduction of $835,866 related to the GTG Financial acquisition primarily due to the finalizing of the equity issuance valuation, and (ii) a reduction of $2,905 related to the reAlpha Mortgage acquisition resulting from updated purchase price allocation estimates.

(2)	$1,963,657 goodwill initially recognized in connection with the acquisition of GTG Financial was fully cancelled on the Rescission Date. As a result, no goodwill related to GTG Financial remains on the Company’s audited consolidated balance sheet. (See “Note 5 – Business Combinations” for further information.)

The components of intangible assets as of December 31, 2025, all of which are finite lived, are as follows:

	December 31, 2025			December 31, 2024
	Gross value	Amortization	Net value	Gross value	Amortization	Net value
Definite-life Intangibles:
Developed technology	$2,444,960	(371,457)	$2,073,503	$2,131,129	(590,619)	$1,540,510
Trademarks and trade names	2,301,100	(134,447)	2,166,653	1,748,501	(71,333)	1,677,168
Customer relationships	75,613	(9,216)	66,397	106,615	(38,887)	67,728
Total	$4,821,673	$(515,120)	$4,306,553	$3,986,245	$(700,839)	$3,285,406

During the year ended December 31, 2025, the Company recorded an impairment loss of $114,116 related to its developed technology intangible asset associated with GENA, an artificial intelligence platform, which became obsolete based on management’s assessment of its recoverability. The impairment loss is included in “Impairment of capitalized software” in the consolidated statements of operations. The Company recorded amortization expenses of $515,120 and $441,800 for the year ended December 31, 2025, and year ended December 31, 2024, respectively

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2025:

Years Ending December 31:	Amount
2026	631,302
2027	631,302
2028	631,706
2029	481,942
2030	280,545
Thereafter	1,649,756
Total	$4,306,553

In accordance with Accounting Standard Codification (“ASC”) 350, Intangibles—Goodwill and Other (“ASC 350”), the Company is required to evaluate goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired; however, an entity may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test. For the year ended December 31, 2025, the Company elected to forego the qualitative assessment and performed a quantitative goodwill impairment test in accordance with ASC 350-20.

The quantitative impairment test was performed using an income approach to estimate the fair value of each reporting unit. Under this approach, fair value was derived based on projected operating performance, with the terminal value estimated using a perpetual growth rate. Discounting was performed using each reporting unit’s weighted average cost of capital, which reflects the relative weighting of equity and debt financing and the risks associated with the reporting unit’s operations.

Key assumptions used in the impairment analysis included projected revenue growth, expected operating margins, terminal value assumptions derived using a perpetual growth rate, and discount rate inputs used in the determination of the weighted average cost of capital, including risk-free interest rates, equity risk premiums, beta, liquidity premiums, and credit risk considerations.

Based on the results of the quantitative impairment analysis, the estimated fair values of the Company’s reporting units, including reAlpha Nepal, AiChat, and reAlpha Mortgage, exceeded their respective carrying amounts as of December 31, 2025. Accordingly, no goodwill impairment was recorded for the year ended December 31, 2025.

Note 9 - Notes Payable

On June 9, 2025, the Company received a redemption notice from Streeterville for a redemption payment in the amount of $300,000. The Company and Streeterville agreed that the Company would satisfy the redemption in shares of its common stock in lieu of cash. Pursuant to an Exchange Agreement, the Company issued 747,607 shares of common stock at an effective price of $0.4013 per share in exchange for a partitioned secured promissory note in the original principal amount of $300,000, and the outstanding balance of the original Note was reduced accordingly.

On July 2, 2025, the Company received a redemption notice from Streeterville Capital, LLC (“Streeterville”) for $350,000 under the secured promissory note issued to Streeterville (the “Note”). The Company entered into an Exchange Agreement with Streeterville and satisfied the redemption by issuing 520,049 shares of common stock at an effective price of $0.2761 per share in lieu of cash. In connection therewith, the parties agreed to (i) partition a new secured promissory note in the principal amount of $350,000 (the “Partitioned Note”) and reduce the outstanding balance of the original Note by the same amount, and (ii) exchange the Partitioned Note for shares of common stock (the “Exchange”).

On July 23, 2025, the Company fully repaid and extinguished the remaining balance of the Note, which had an initial principal amount of $5,455,000. The total repayment was approximately $4,466,202, including a 9% prepayment penalty of $368,769, and was funded using cash on hand and proceeds from the Company’s July 2025 equity offerings. In connection with the repayment, $402,432 of accrued interest was settled and the remaining unamortized debt issuance costs of $121,875 and original issue discount of $181,247 were fully amortized The Company recognized a loss on debt extinguishment of approximately $438,834, which is included in other expense in the consolidated statements of operations. As of December 31, 2025, no amounts remained outstanding under the Note or the Note Purchase Agreement.

Note 10 - Related Party Transactions

a. Summary of Short-Term Loans - Related Parties

During the year ended December 31, 2025, AiChat borrowed an aggregate of $155,481 under SEA’s financing arrangement.

	Average Interest Rate as of December 31, 2025	December 31, 2025	December 31, 2024
Term Loan Facility	12.07%	$96,997	$277,307
Less: Interest Reserve		(10,412)	(15,321)
Total Debt		$86,585	$261,986

b. Summary of Other Long-Term Loans - Related Parties

	Maturity Year	Average Interest Rate as of December 31, 2025	December 31, 2025	December 31, 2024
Term Loan Facility	2026	6.9%	$-	$54,881
Less: Interest Reserve			-	(9,829)
			$-	$45,052

Note 11 - Loans - Unrelated parties

Short-term loans primarily consist of multiple term loan facilities obtained by AiChat, a subsidiary of the Company, carrying an average interest rate of approximately 8.9% as of December 31, 2025. These facilities were entered into to support AiChat’s operating and working capital requirements. In addition, short-term loans previously included a separate facility utilized by the Company to finance premiums related to directors’ and officers’ insurance coverage.

As of December 31, 2025, short-term loans to unrelated parties consisted of term loan facilities with an aggregate outstanding balance of $219,990, net of an interest reserve of $10,389, resulting in total short-term debt of $209,601. As of December 31, 2024, short-term loans to unrelated parties totaled $519,153, net of an interest reserve of $20,354.

a.	Short-term loan balances as of December 31, 2025, and December 31, 2024, are summarized as follows

	Average Interest Rate as of December 31, 2025	December 31, 2025	December 31, 2024
Term Loan Facility	8.90%	$219,990	$388,819
D&O Insurance		-	150,688
Less: Interest Reserve		(10,389)	(20,354)
Total Debt		$209,601	$519,153

b. Summary of Long-Term Loans - Unrelated Parties

AiChat has obtained multiple long-term loans from external lenders to support general operating needs. As of December 31, 2025, these loans bore an average interest rate of approximately 6.5% and had contractual maturities ranging from 2024 through 2028.

As of December 31, 2025, long-term loans to unrelated parties consisted of term loan facilities with an aggregate outstanding balance of $93,997, net of an interest reserve of $5,586, resulting in total long-term debt of $88,411. As of December 31, 2024, long-term loans to unrelated parties totaled $241,121, net of an interest reserve of $17,933, and included a vehicle loan with a maturity date of 2029, which was repaid during 2025. Long-term loan balances as of December 31, 2025, and December 31, 2024, are summarized as follows

	Maturity Year	Average Interest Rate as of December 31, 2025	December 31, 2025	December 31, 2024
Term Loan Facility	2024-2028	6.5%	$93,997	$210,866
Vehicle Loan	2029	11%	-	48,188
Less: Interest Reserve			(5,586)	(17,933)
			$88,411	$241,121

Note 12 - Deferred Liabilities

Deferred liabilities primarily consist of deferred consideration arising from the Company’s business combinations

Deferred consideration represents obligations payable in connection with the Company’s acquisitions. Deferred consideration related to the acquisition of GTG Financial was cancelled on the rescission date as part of the rescission of the GTG Financial acquisition (see Note 5–Business Combinations–Rescission of GTG Financial Acquisition for additional information).

In connection with the acquisition of Prevu on November 21, 2025, a portion of the purchase consideration is payable on a deferred basis pursuant to the terms of the merger agreement. As of December 31, 2025, approximately $1,785,850 of the Company’s deferred liabilities represents current deferred consideration related to the Prevu acquisition, and approximately $561,740 represents the non-current portion of such deferred consideration, which is included within other long-term liabilities in the consolidated balance sheet. The deferred consideration represents fixed payments that are payable in cash and/or shares of the Company’s common stock at the Company’s election. The deferred consideration was recorded at fair value as of the acquisition date in accordance with ASC 805, and is not subject to subsequent remeasurement, as the payments are fixed and not contingent on future performance.

Note 13 - Mezzanine Equity and Preferred Stock Embedded Derivative Liability

On March 7, 2025, the Company entered into a media-for-equity transaction with Mercurius Media Capital LP (“MMC”) pursuant to which the Company issued 250,000 shares of its Series A Convertible Preferred Stock, $0.001 par value (the “Series A Preferred Stock”), at a stated value of $20 per share, for an aggregate stated value of $5,000,000. In exchange, the Company received $5,000,000 of marketing credits, which were recorded as a prepaid media asset and are amortized to marketing expense as the credits are utilized.

The Series A Preferred Stock carries a 3.0% annual preferred dividend on its $20.00 stated value, accruing daily on a non-compounding basis. Dividends are payable annually and are due 60 calendar days after the close of each December 31 dividend period. At the Company’s sole discretion, dividends may be paid in cash or in additional shares of Series A Preferred Stock.

The Series A Preferred Stock is convertible into shares of the Company’s common stock at the holder’s option and will automatically convert after three years from the date of issuance. The governing agreements also include a shortfall settlement provision pursuant to which, upon conversion, if the value of the shares of common stock issuable upon conversion is less than the stated value (plus accrued dividends), the Company may be required to settle such shortfall in cash or by issuing additional shares of common stock.

Under the guidance in ASC 480, which provides guidance on the classification and measurement of redeemable equity instruments, equity instruments that are redeemable for cash or other assets upon the occurrence of events not solely within the control of the issuer are required to be classified outside of permanent equity as temporary equity (mezzanine equity).

The Company evaluated the terms of the Series A Preferred Stock and determined that while the instrument is not mandatorily redeemable at a fixed date or at the option of the holder, the governing agreements include provisions related to fundamental transactions, such as a change in control, merger, or sale of substantially all of the Company’s assets. Upon the occurrence of such events, the holders of the Series A Preferred Stock are entitled to receive the same form and amount of consideration as common shareholders upon conversion and benefit from a liquidation preference senior to common stock. Because these events are not solely within the control of the Company, the Series A Preferred Stock meets the criteria for classification as temporary equity in accordance with ASC 480. In accordance with ASC Topic 815, Derivatives and Hedging, the shortfall settlement provision was determined to be a freestanding derivative instrument and was accounted for separately as a derivative liability.

At issuance, the Company allocated the $5,000,000 fair value of the instrument between the derivative liability and the mezzanine equity component based on their relative fair values. The fair value of the derivative liability was determined using an option pricing model that incorporated assumptions regarding the Company’s stock price, expected volatility, risk-free interest rate, expected term, and dividend yield. The derivative liability was initially recorded at $4,102,500, and the residual amount of $897,500 was recorded as Series A Preferred Stock within mezzanine equity.

The derivative liability is measured at fair value at each reporting date, with changes in fair value recognized in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, the fair value of the derivative liability was $4,574,980.

As of December 31, 2025, the carrying value of the Series A Preferred Stock classified in mezzanine equity was $1,020,377, which includes the initial allocation and accrued dividends. During the year ended December 31, 2025, the Company accrued dividends of $122,877, which increased the carrying value of the Series A Preferred Stock.

During the year ended December 31, 2025, the Company recognized marketing expense of $4,406,571 related to the utilization of the prepaid marketing credits.

As of December 31, 2025, the Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model with the following key assumptions:

Inputs	MMC
Common stock price as of December 31, 2025	$0.42
Risk-free interest rate	3.73%
Expected volatility	242%
Dividend yield	3%
Expected term (years)	2.18

During the year ended December 31, 2025, the Company recognized a net increase in the fair value of the derivative liability of approximately $456,325.

In connection with the rescission of the GTG Financial acquisition, the stock purchase agreement was rescinded and the related Series A Preferred Stock issued in connection with that transaction was terminated in accordance with applicable accounting guidance. For additional information, see Note 5 – Business Combinations.

Note 14 - Stockholders’ Equity

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share; and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share, of which 1,000,000 shares have been designated as Series A Preferred Stock. As of December 31, 2025, there were 131,740,675 shares of common stock and 250,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2025. As of December 31, 2024, there were 45,864,503 shares of common stock and 0 shares of preferred stock issued and outstanding.

Stock Based Compensation

Equity Incentive Plan

We maintain the reAlpha Tech Corp. 2022 Equity Incentive Plan (as amended and as may be further amended from time to time, the “2022 Plan”), under which we may grant awards to employees, officers, directors, and certain other service providers. The Compensation Committee of the Board administers the 2022 Plan.

Pursuant to the evergreen provision of the 2022 Plan, the number of shares authorized for issuance under the 2022 Plan increases automatically on an annual basis. As a result of such increases, which commenced on October 15, 2025, the aggregate number of shares of common stock authorized for issuance under the 2022 Plan was 15,957,189 shares  as of December 31, 2025.

In addition, during the year ended December 31, 2025, the Company issued 193,453 shares of common stock to employees, with an aggregate fair value of approximately $105,406 at the time of issuance.

As of December 31, 2025, 4,791,602 restricted stock units (“RSUs”) were outstanding, 412,492 shares of common stock had been issued under the 2022 Plan, and 10,753,095 shares remained available for future issuance.

Ending balances for the 2022 Plan as of December 31, 2025 and December 31, 2024, are as follows:

Description	Number of Shares
Balance as of December 31, 2024	3,780,961
Increase in shares authorized under the 2022 Plan	11,957,189
Restricted stock units granted	(4,791,602)
Common stock issued	(193,453)
Balance as of December 31, 2025	10,753,095

Stock-based compensation expense for the year ended December 31, 2025 and December 31, 2024 was $859,950 and $207,453, respectively.

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

Restricted Stock Units

The Company measures compensation cost for all stock-based awards granted to employees, directors, and certain other service providers based on the grant-date fair value of the awards in accordance with ASC Topic 718, Compensation—Stock Compensation. The fair value of the RSUS granted is based on the closing market price of the Company’s common stock on the date of grant.

The Company recognizes stock-based compensation expense for awards with graded vesting features on a straight-line basis over the requisite service period for each separately vesting portion of the award, treating each vesting tranche as a separate award, which results in a front-loaded expense recognition pattern consistent with the vesting terms.

During the year ended December 31, 2025, the Company granted an aggregate of 4,941,602 RSUs under the 2022 Equity Incentive Plan to executive officers and certain employees. During the year, 150,000 RSUs were forfeited in connection with employee terminations. The RSUs are subject to time-based vesting, with one hundred percent vesting over periods ranging from two to four years from the respective grant dates, subject to continued service and other customary terms and conditions.

Summary of RSU activity for the year ended December 31, 2025, follows:

	Number of RSUs	Weighted Average Grant Price
Balance as on December 31, 2024	-	-
RSUs granted	4,941,602	0.65
RSUs forfeited	(150,000)	0.65
Balance as on December 31, 2025	4,791,602	0.65

As of December 31, 2025, a total of 4,791,602 RSUs remained outstanding, and none of the RSUs had vested. The RSUs were excluded from diluted earnings per share for the year ended December 31, 2025, as their inclusion would have been anti-dilutive under ASC 260.

Subsequently on January 30, 2026, the Company granted an aggregate of 3,006,233 RSUs and issued 86,871 shares of common stock to certain employees and executives pursuant to the 2022 Plan for the fiscal quarter ended December 31, 2025.   The RSUs are subject to the terms and conditions of the 2022 Plan and the applicable award agreements, including vesting provisions.

Warrants

During the years ended December 31, 2025, and 2024, the Company issued warrants to purchase shares of its common stock in connection with financing transactions, warrant inducement transactions, public offerings, registered direct offerings, and private placements. The warrants generally have fixed exercise prices, are exercisable upon issuance or following stockholder approval, as applicable, and have contractual terms ranging from two to five years from their respective issuance dates.

The warrants issued to GEM Yield Bahamas Limited (“GYBL”) in October 2023 (the “GEM Warrants”) in connection with that certain Share Purchase Agreement, dated as of December 1, 2022 (the “GEM Agreement”), by and among us, GYBL, and GEM Global Yield LLC SCS (“GEM Yield”, and together with GYBL, “GEM”), remain classified as equity instruments. The Company is currently involved in litigation regarding the enforceability and adjustment provisions of the GEM Warrants. As of December 31, 2025, no reclassification or adjustment to the exercise price of the GEM Warrants has been made.

On April 6, 2025, in connection with the Company’s warrant inducement transaction, the Company entered into inducement letter agreements with certain holders of its existing warrants dated November 21, 2023 (the “Follow-On Warrants”), under which those holders agreed to exercise their warrants for cash at a reduced exercise price of $0.75 per share. In exchange, the Company agreed to issue warrants (the “New Warrants”) to purchase 8,437,502 shares of common stock (the “New Warrant Shares”). The issuance of the New Warrant Shares was subject to stockholder approval thereof, and such stockholder approval was obtained. The warrant inducement transaction closed on April 8, 2025 and resulted in the issuance of 4,218,751 shares of common stock and gross proceeds of approximately $3.1 million. In addition, the Company reduced the exercise price of Follow-On Warrants held by non-participating holders from $1.44 to $0.75 for the remainder of such warrants’ term. The Company accounted for the warrant inducement transaction in accordance with ASC 815. Under this guidance, the warrant inducement transaction was treated as a modification of equity-classified instruments, and the excess fair value of the New Warrants issued, amounting to $515,307, was charged to additional paid-in capital as an equity issuance cost. 4,218,751 Follow-On Warrants and 7,521,668 New Warrants issued were exercised during the year ended December 31, 2025, resulting in net proceeds to us of $2,934,911 and $5,641,251, respectively. As of December 31, 2025, 4,114,582 Follow-On Warrants and 915,834 New Warrants remained outstanding.

On July 18, 2025, the Company completed a best efforts public offering (the “2025 Public Offering”) of an aggregate of (i) 13,333,334 shares of our common stock (the “July 2025 Shares”), (ii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 13,333,334 shares of common stock (the “Series A-1 Warrant Shares”) and (iii) Series A-2 warrants (the “Series A-2 Warrants,” and together with the Series A-1 Warrants, the “July 2025 Warrants”) to purchase up to an aggregate of 13,333,334 shares of common stock (the “Series A-2 Warrant Shares,” and together with the Series A-1 Warrant Shares, the “July 2025 Warrant Shares”). Each of the July 2025 Shares was sold together with one Series A-1 Warrant to purchase one share of common stock and one Series A-2 Warrant to purchase one share of common stock. The July 2025 Warrants became exercisable on October 8, 2025 and the Series A-1 Warrants and Series A-2 Warrants expire on October 8, 2030 and October 8, 2027, respectively.

The combined public offering price for each of the July 2025 Shares and accompanying July 2025 Warrants was $0.15 and each July 2025 Warrant has an exercise price of $0.15 per share. The offering generated gross proceeds of approximately $2.0 million and net proceeds of approximately $1.56 million, after deducting placement agent fees and other offering-related expenses. During the year ended December 31, 2025, holders exercised 11,220,141 Series A-1 Warrants and 12,831,253 Series A-2 Warrants, generating net proceeds of $3,607,710. Following these exercises, 2,113,193 Series A-1 Warrants and 502,081 Series A-2 Warrants remained outstanding as of December 31, 2025.

In connection with the 2025 Public Offering, the Company also issued warrants (the “Placement Agent Warrants”) to the placement agent, Wainwright, or its designees, to purchase up to 666,667 shares of common stock, representing 5.0% of the shares sold in the offering. The Placement Agent Warrants have an exercise price of $0.1875 per share and became exercisable on the Stockholder Approval Date for the issuance of the shares underlying the Placement Agent Warrants was received and became effective. The Placement Agent Warrants will expire five years from the commencement of sales in such offering. During the year ended December 31, 2025, holders exercised 354,167 of the Placement Agent Warrants, generating net proceeds of $66,406. As of December 31, 2025, 312,500 Placement Agent Warrants remained outstanding.

On July 22, 2025, the Company completed a registered direct offering (the “Registered Offering”) of 14,285,718 shares of its common stock (the “RDO Shares”) and a concurrent private placement (the “Private Placement”) of unregistered common stock warrants (the “Private Placement Warrants”) exercisable into an equal number of shares of common stock with an exercise price of $0.35 per share. The Private Placement Warrants are immediately exercisable upon issuance and expire on September 12, 2030. The Registered Offering and concurrent Private Placement raised gross proceeds of approximately $5.0 million and net proceeds of approximately $4.5 million, after deducting placement agent fees and offering-related expenses. During the year ended December 31, 2025, holders exercised 13,133,812 of the Private Placement Warrants, generating net proceeds of $4,596,834. As of December 31, 2025, 1,151,906 Private Placement Warrants remained outstanding.

In connection with the concurrent Registered Offering and Private Placement, the Company also issued warrants to Wainwright, or its designees, to purchase up to 714,286 shares of common stock, representing 5.0% of the shares of common stock sold in the Registered Offering (the “RDO Placement Agent Warrants”). The RDO Placement Agent Warrants have an exercise price of $0.4375 per share, are immediately exercisable upon issuance and will expire on September 12, 2030. During the year ended December 31, 2025, 625,000 RDO Placement Agent Warrants were exercised, resulting in net proceeds of $273,437. As of December 31, 2025, 89,286 RDO Placement Agent Warrants remained outstanding.

All warrants issued by the Company are classified as equity instruments and were recorded in additional paid-in capital at issuance.

As of December 31, 2025, the Company had 10,900,266 warrants outstanding, with a weighted-average exercise price of approximately $58.46   per share and a weighted-average remaining contractual life of approximately 3.37 years. The outstanding warrants have expiration dates ranging from October 8, 2027, to October 8, 2030, depending on the warrant series.

The outstanding warrants were excluded from diluted earnings per share for the year ended December 31, 2025, as their inclusion would have been anti-dilutive in accordance with ASC 260.

Warrant activity, for the year ended December 31, 2025, was as follows:

	Expiration date	Contractual life (years)	Warrants Outstanding	Warrants Exercised	Warrants Outstanding	Weighted Average Exercise Price		Average Remaining Contractual Life (Years)
GEM Warrants issued on October 23, 2023	10/23/2028	5	1,700,884	-	1,700,884	371.90	(1)	2.81
Follow-On Warrants issued on November 21, 2023	11/24/2028	5	8,333,333	(4,218,751)	4,114,582	0.75		2.90
New Warrants issued on April 6, 2025	11/24/2028	3.7	8,437,502	(7,521,668)	915,834	0.75		3.90
Series A-1 Warrants issued on July 18, 2025	10/8/2030	5	13,333,334	(11,220,141)	2,113,193	0.15		4.7755
Series A-2 Warrants issued on July 18, 2025	10/8/2027	2	13,333,334	(12,831,253)	502,081	0.15		1.77
Placement Agent Warrants issued on July 18, 2025	10/8/2027	5	666,667	(354,167)	312,500	0.19		1.77
Private Placement Warrants issued on July 22, 2025	9/12/2030	5	14,285,718	(13,133,812)	1,151,906	0.35		4.70
RDO Placement Agent Warrants issued on July 22, 2025	9/12/2030	5	714,286	(625,000)	89,286	0.44		4.70
Warrants outstanding on December 31, 2025			60,805,058	(49,904,792)	10,900,266	58.46		3.37

(1)	The exercise price of the GEM Warrants has not been adjusted as a result of the ongoing litigation. See “Note 15––Commitments and Contingencies––Legal Matters––GEM Yield Bahamas Limited Litigation” herein for more information.

Rights

As previously disclosed, the rights granted in connection with the acquisition of Roost Enterprises, Inc. (“Rhove”) expired unexercised on March 24, 2025, and are no longer outstanding as of December 31, 2025.

Shelf Registration on Form S-3

On November 26, 2024, the Company’s shelf registration statement on Form S-3 (File No. 333-283284) (the “Form S-3”) was declared effective by the SEC. This registration statement permits the Company to offer and sell, from time to time, common stock, preferred stock, warrants, subscription rights, and units in one or more offerings, subject to market conditions and applicable regulatory requirements.

On December 19, 2024, the Company entered into an At the Market (“ATM”) Sales Agreement with A.G.P./Alliance Global Partners (“A.G.P.”) (the “AGP Sales Agreement”), allowing it to offer and sell common stock with an aggregate offering price of up to $14,275,000. The AGP Sales Agreement was terminated effective March 29, 2025. During the year ended December 31, 2025, the Company issued 160,879 shares under this program at a weighted-average price of $1.44 per share, for gross proceeds of approximately $231,235. After deducting sales commissions and offering expenses of $6,937, net proceeds totaled approximately $224,298, which were used to fund working capital and general corporate purposes. There were no issuances under the AGP Sales Agreement during the fiscal year ended December 31, 2024.

Following the termination of the ATM program with A.G.P. and the related A.G.P. Sales Agreement, which termination was effective as of March 29, 2025, the Company entered into an At-The-Market Offering Agreement (the “HCW Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), on April 2, 2025, under which the Company is able to offer and sell shares of its common stock having an aggregate offering price of up to $7,650,000. The ATM program with Wainwright was suspended on July 16, 2025 in connection with the Company’s 2025 Public Offering.

During the quarter ended December 31, 2025, on December 23, 2025, the Company filed a prospectus supplement to its Form S-3 to increase the aggregate offering price of shares of common stock available for issuance under the HCW Sales Agreement to up to $20,000,000. During the year ended December 31, 2025, the Company issued an aggregate of 2,952,983 shares of common stock pursuant to its at-the-market (“ATM”) programs, generating net proceeds of approximately $1,175,994 after deducting commissions and offering-related expenses.

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

Contingent Consideration and Compensation

The Company is party to acquisition-related agreements with the former owners of reAlpha Nepal and reAlpha Mortgage that include contingent consideration arrangements based on the achievement of specified revenue and EBITDA targets over a three-year measurement period from October 1, 2024 through September 30, 2027. The first measurement period ended on September 30, 2025, and no earnout payment was made as the applicable revenue and EBITDA targets were not achieved.

The contingent consideration liabilities are measured at fair value each reporting period, with changes recognized in earnings. During the year ended December 31, 2025, the Company recorded a $604,123 gain related to a decrease in the fair value of the contingent consideration.

reAlpha Nepal

During the year ended December 31, 2025, in connection with the departure of the reAlpha Nepal co-founders from the Company, contingent consideration of $137,000 that had been initially recognized at the time of the acquisition was settled in accordance with the terms of the separation agreements between the Company and each reAlpha Nepal co-founder.

GTG Financial

On February 20, 2025, the Company completed the acquisition of GTG Financial, a mortgage brokerage, for total consideration of up to $4.2 million, which included equity, deferred cash payments, and performance-based earn-out payments in accordance with the terms of the SPA.

On the Rescission Date, GTG Financial rescinded the SPA. As a result, the Company has derecognized the contingent consideration liability and has no further obligations related to this acquisition. GTG Financial is no longer a subsidiary of the Company, effective as of the Rescission Date (see “Note 5 – Business Combinations” for more information).

reAlpha Mortgage

As of December 31, 2025, the fair value of the Company’s contingent consideration liability relating to reAlpha Mortgage was approximately $344,877, all of which is classified as Level 3 within the fair-value hierarchy.

The fair value of the contingent consideration liability was estimated using an income-based valuation approach. The valuation considers both observable market inputs and significant unobservable inputs, including projected revenue and EBITDA, the probability of achieving earnout targets, the timing of expected payments, and a discount rate that reflects the risk associated with the underlying performance metrics.

Observable inputs include market-based interest rates, while unobservable inputs are based on management’s assumptions regarding future operating performance. Due to the significance of these unobservable inputs, the contingent consideration liability is classified as a Level 3 fair value measurement.

	Balance as on December 31, 2024	Changes in Fair Value	Balance as on December 31, 2025
Level 3:
Contingent consideration, non-current - BMN	949,000	(604,123)	$344,877
Total contingent consideration	$949,000	$(604,123)	$344,877

Inputs	ReAlpha Mortgage
Required metric risk premium	8%
Cost of debt	5.83%
Risk-free interest rate	4.79%

Legal Matters

GEM Yield Bahamas Limited Litigation

On November 1, 2024, we filed a lawsuit against GYBL in the United States District Court for the Southern District of New York (the “Court”), under which we asserted two causes of action: (i) rescission of the GEM Warrants issued to GYBL under the GEM Agreement, by and among us, GYBL and GEM Global Yield LLC SCS, under Section 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement. Following a motion to dismiss filed by GYBL on January 17, 2025, the Court granted such motion to dismiss on March 14, 2025. On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The parties filed a stipulation to withdraw the appeal pending in the Second Circuit on March 11, 2026.

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

Note 16 - Segment Reporting

The Company determined its reportable segments based on the nature of its products and services and how management organizes and evaluates the business. The Company’s operations are structured around two primary revenue-generating activities: (i) homebuying services and (ii) technology services. These activities have distinct service offerings, operational structures, and performance metrics, and are managed separately for purposes of resource allocation and performance assessment by the Company’s chief operating decision maker (CODM).

The Homebuying Services segment includes the Company’s integrated real estate brokerage, mortgage brokerage, and digital title and escrow services provided primarily through the reAlpha platform. The Technology Services segment includes software development services provided to third parties and the AI-powered conversational customer experience platform offered by AiChat. Management reviews financial information for these two segments separately in making operating decisions, evaluating performance, and allocating capital and personnel. Accordingly, the Company has concluded that it has two reportable segments: Homebuying Services and Technology Services.

Segment Information

Technology Services

The Technology Services segment includes AiChat’s AI conversational customer experience solutions platform, which provides subscription-based platform access and related consulting and implementation services. This segment also includes reAlpha Nepal’s technology development and monthly support services for third parties, as well as corporate-level technology activities of the Company.

Homebuying Services

The Homebuying Services segment consists of the Company’s residential real estate brokerage, mortgage brokerage, and related settlement services operations. This includes Prevu and reAlpha Realty, which provide residential real estate brokerage services to buyers and sellers; reAlpha Mortgage and GTG Financial, which provide residential mortgage brokerage services, including loan origination support and facilitation of loan closings; and Hyperfast, which offers title and related real estate settlement services.

FASB ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer, who is its CODM, reviews segment revenue and Segment Adjusted Operating Income on a segment basis for purposes of making operating decisions and assessing financial performance. For each segment, the CODM uses segment revenue and Segment Adjusted Operating Income in the annual budget and forecasting process and considers budget-to-actual variances when making decisions about allocating capital and personnel.

The following table present information about the Company’s reportable segments for the years ended December 31, 2025 and 2024 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	For the Years Ended December 31,
	2025	2024
Revenue by segment
Technology Services	$1,018,549	$337,540
Homebuying Services	3,499,949	610,880
Consolidated revenue	4,518,498	948,420
Segment cost of revenues
Technology Services	153,048	174,486
Homebuying Services	1,914,012	127,598
Consolidated segment cost of revenues	2,067,060	302,084
Segment operating expenses
Wages, benefits and payroll taxes
Technology Services	798,127	273,516
Homebuying Services	1,224,440	294,450
Marketing and advertising
Technology Services	27,176	23,661
Homebuying Services	285,614	208,294
Professional and legal fees
Technology Services	63,379	34,736
Homebuying Services	133,454	89,842
Other operating expense
Technology Services	109,060	78,071
Homebuying Services	593,085	176,323
Consolidated segment operating expenses	3,234,335	1,178,893
Segment earnings
Technology Services	(132,241)	(246,930)
Homebuying Services	(650,656)	(264,692)
Total consolidated segment operating loss	(782,897)	(511,622)
Intangible amortization expense	515,120	441,801
M&A-related expenses	137,770	517,251
Corporate expense	14,571,171	5,431,939
Non-operating other expense (income), net	1,583,434	834,360
Net Loss from continuing operations before income taxes	(17,590,392)	(7,736,974)
Income tax benefit	-	(54,260)
Net Loss from continuing operations	$(17,590,392)	$(7,682,714)

(1)	Segment operating expenses consist primarily of wages and employee benefits, payroll taxes, marketing and advertising costs, professional and legal fees, and other direct operating expenses attributable to each reportable segment.

(2)	Intangible amortization expense primarily represents the amortization of definite-lived intangible assets recognized in connection with business combinations.

(3)	Acquisition related costs consist of acquisition-related costs, including transaction, advisory, legal, and other professional fees incurred in connection with business combinations.

(4)	Corporate expense includes costs that are managed at the corporate level and are not allocated to the reportable segments. These expenses consist primarily of executive and functional compensation, deal-related costs, and administrative expenses associated with the corporate headquarters. Unallocated corporate expenses also include finance, human resources, legal, and other management-related costs that are not considered by the CODM in evaluating segment performance.

The following table presents information about the company’s reportable segment assets for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Total Assets by Segment
Technology Services	$389,911	$301,432
Homebuying Services	256,213	336,758
Corporate	21,071,207	11,356,268
	$21,717,331	$11,994,458

Note 17 - Discontinued Operations

During the year ended December 31, 2024, the Company made a strategic decision to fully discontinue the operations conducted through its previously acquired subsidiary, Rhove;, which had operated under the rental business segment. The decision was made due to the lack of future revenue potential and the absence of funding to further develop the platform.

As of December 31, 2025, the operations formerly conducted by Rhove continue to be classified as a discontinued operation under ASC 205, Presentation of Financial Statements - Discontinued Operations.

The following table provides details of the discontinued operations as of December 31, 2025, and December 31, 2024:

Rhove Related Assets	December 31, 2025	December 31, 2024 (transferred to the Company)
Current Assets
Cash	$-	$3,455
Other current assets	-	53,476
	$-	$56,931
Current Liabilities
Accounts payable and other accrued liabilities	-	-
Other Current Liabilities	-	-
Total liabilities - Rhove	$-	$-

The following table represents the statement of operations for discontinued operations as of each reporting period:

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024

Revenues	$-	$-
Cost of revenues	-	-
Gross Profit	-	-

Discontinued Operating Expense
Other operating expense	-	(18,339,635)
Total operating expense	-	(18,339,635)

Discontinued Operating Loss	-	(18,339,635)

Net Loss from discontinued operations before income taxes	-	(18,339,635)

Note 18 - Revenue

Revenue is disaggregated by reportable segment, consistent with how the Company manages its operations and evaluates performance. See Note 16 – Segment Information for additional information regarding the Company’s two reportable segments, Homebuying Services and Technology Services.

Disaggregation of Revenue

Revenue from Contracts with Customers and Performance Obligations

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, by identifying the contract with a customer, determining the distinct performance obligations within the contract, allocating the transaction price to those performance obligations, and recognizing revenue when (or as) control of the promised goods or services transfers to the customer.

AiChat generates revenue from its AI conversational customer experience solutions platform, which includes subscription-based platform access and related consulting services. Platform access represents a stand-ready performance obligation satisfied over time, and revenue is recognized ratably over the subscription term as customers simultaneously receive and consume the benefits of access to the platform. Consulting and implementation services are evaluated to determine whether they are distinct performance obligations. One-time services, such as project setup, are recognized at a point in time upon delivery, while ongoing consulting services are recognized over time as the services are performed. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the standalone selling price for separate performance obligations or a cost-plus margin approach when one is not available.

reAlpha Mortgage generates revenue from mortgage brokerage commissions earned upon the successful funding of residential mortgage loans. Contracts generally contain a single performance obligation to arrange and facilitate a mortgage loan. Revenue is recognized at a point in time upon loan funding, which represents the completion of the brokerage services and satisfaction of the performance obligation.

GTG Financial generated revenue from mortgage brokerage activities by earning commissions upon the successful funding of residential mortgage loans. Its services included loan origination support, borrower application processing, coordination with lenders, and facilitating the closing process. Revenue was recognized at a point in time upon loan funding, which represents the completion of the brokerage services and the point at which the commission became fixed and determinable. Effective as of the Rescission Date, the Company’s acquisition of GTG Financial was rescinded, and its results are not included in the consolidated financial statements for periods thereafter (see Note 5 – Business Combinations – Rescission of GTG Financial Acquisition).

reAlpha Nepal generates revenue primarily from technology development and related service contracts. The Company generates revenue by providing tech support services. These arrangements generally include service-based performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the services provided. Revenue is recognized over time in a manner that reflects the continuous transfer of services to the customer.

Prevu generates revenue from brokerage commissions earned upon the successful completion of residential real estate transactions. Contracts generally contain a single performance obligation to provide brokerage services in connection with the purchase or sale of residential properties. Revenue is recognized at a point in time upon closing, when the Company has satisfied its performance obligation and is entitled to the commission. Prevu offers commission rebate programs under which a portion of the gross commission is rebated to the buyer at closing. The rebate amount is determinable at closing based on contractual terms and is recorded as a reduction of the transaction price, with revenue recognized net of rebates at the time of closing.

The following table presents our revenue disaggregated by revenue type:

	For the year ended December 31, 2025	For the year ended December 31, 2024

Technology Services	$1,018,549	$337,540
Homebuying Services	3,499,949	610,880
Total	$4,518,498	$948,420

	For the year ended December 31, 2025		For the year ended December 31, 2024
	Services transferred at a Point in time	Services transferred Over time	Services transferred at a Point in time	Services transferred Over time

Technology Services	$261,145	$757,404	$131,034	$206,506
Homebuying Services	3,499,949	-	610,880	-
Total	$3,761,094	$757,404	$741,914	$206,506

Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2025, we estimated that $396,227 of revenue related to the Technology Services segment is expected to be recognized in future periods for performance obligations that were unsatisfied (or partially unsatisfied) as of the end of the reporting period. We expect to recognize substantially all of these remaining Technology Services performance obligations as revenue during 2026.

Contract liabilities

Contract assets related to the Company’s Technology Services segment primarily represent the Company’s right to consideration for subscription-based platform access, consulting, and software development services performed but not yet billed as of the reporting date and are reclassified to accounts receivable when the right to consideration becomes unconditional; the Company did not have any such contract assets as of the reporting date. Contract liabilities related to the Technology Services segment consist primarily of advance consideration received or advance billings for subscription and service arrangements for which revenue has not yet been recognized, are recorded in deferred liabilities in the consolidated balance sheets, and are recognized as revenue as the related performance obligations are satisfied.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31, 2025	December 31, 2024
Deferred revenue	$396,227	$278,908

The revenue recognized during 2025 and 2024 that was included in the contract liabilities at the beginning of the respective periods amounted to $278,908 and $0, respectively.

Note 19 - Subsequent Events

None.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: March 12, 2026	By:	/s/ Michael J. Logozzo
Michael J. Logozzo Chief Executive Officer

Date: March 12, 2026	By:	/s/ Thomas J. Kutzman Jr.
Thomas J. Kutzman Jr. Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Logozzo and Thomas J. Kutzman Jr. as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10- K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in- fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2026	/s/ Michael J. Logozzo
Michael J. Logozzo
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 12, 2026	/s/ Thomas J. Kutzman Jr.
Thomas J. Kutzman Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 12, 2026	/s/ Giri Devanur
Giri Devanur, Executive Chairman and Director

Date: March 12, 2026	/s/ Dimitrios Angelis
Dimitrios Angelis, Director

Date: March 12, 2026	/s/ Prabhu Antony
Prabhu Antony, Director

Date: March 12, 2026	/s/ Balaji Swaminathan
Balaji Swaminathan, Director