Form 10-Q
period 2026-03-31
reAlpha Tech Corp.
filed 2026-04-28
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, the registrant had 134,118,789 shares of common stock, par value $0.001, issued and outstanding.

REALPHA TECH CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026,	December 31, 2025
ASSETS

Current Assets
Cash	$4,667,612	$7,783,529
Accounts receivable, net	91,610	68,148
Pre-paid expenses	353,958	961,411
Other current assets	237,385	362,293
Escrow deposit	500,000	600,000
Total current assets	5,850,565	9,775,381

Property and Equipment, at cost
Property and equipment, net	$103,165	$64,626

Other Assets
Investments	59,417	111,646
Intangible assets, net	4,164,833	4,306,553
Goodwill	7,459,125	7,459,125
TOTAL ASSETS	$17,637,105	$21,717,331

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$551,533	$306,216
Related party payables	5,622	5,654
Short term loans - related parties -current portion	72,046	86,585
Short term loans - unrelated parties -current portion	186,839	209,601
Accrued expenses	325,274	660,577
Deferred liabilities- current portion	1,242,466	1,960,850
Deferred revenue	363,618	396,227
Total current liabilities	$2,747,398	$3,625,710

Long-Term Liabilities
Derivative liability	4,602,480	4,574,980
Other long-term loans - unrelated parties - net of current portion	71,630	88,411
Deferred liabilities - net of current portion	577,836	561,740
Contingent consideration	326,527	344,877
Total liabilities	$8,325,871	$9,195,718

Mezzanine Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock; 256,125 and 250,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	1,057,500	1,020,377

Stockholders’ Equity
Common stock, $0.001 par value; 200,000,000 shares authorized, 134,118,789 and 131,740,675 shares outstanding as of March 31, 2026; and December 31, 2025, respectively.	134,119	131,741
Additional paid-in capital	68,588,279	67,466,893
Accumulated deficit	(60,356,156)	(55,980,534)
Accumulated other comprehensive (loss)	(123,538)	(127,889)
Total stockholders’ equity of reAlpha Tech Corp.	8,242,704	11,490,211

Non-controlling interests in consolidated entities	11,030	11,025
Total stockholders’ equity	8,253,734	11,501,236

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$17,637,105	$21,717,331

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2026 and  2025 (Unaudited)

	March 31, 2026	March 31, 2025

Revenues	$841,062	$925,635
Cost of revenues	288,797	406,968
Gross Profit	552,265	518,667

Operating Expenses
Wages, benefits and payroll taxes	2,128,488	1,060,104
Marketing and advertising	1,261,980	518,939
Professional and legal fees	727,632	742,159
Depreciation and amortization	165,202	179,149
Other operating expenses	549,621	440,574
Total operating expenses	4,832,923	2,940,925

Operating Loss	(4,280,658)	(2,422,258)

Other Expense (Income)
Changes in fair value of contingent consideration	(18,350)	93,000
Interest expense, net	24,680	205,063
Change in fair value of derivative liability	27,500	-
Other expense, net	24,007	129,846
Total other expense	57,837	427,909

Net Loss from continuing operations before income taxes	(4,338,495)	(2,850,167)
Income tax (expense) benefit	-	-

Net Loss from continuing operations	(4,338,495)	(2,850,167)

Net Loss	$(4,338,495)	$(2,850,167)

Less: Net Income (Loss) Attributable to Non-Controlling Interests	5	(409)

Net Loss Attributable to Controlling Interests	$(4,338,500)	$(2,849,758)

Preferred stock dividend	37,123	$184
Net Loss Attributable to Common Stockholders	$(4,375,623)	$(2,849,942)

Other comprehensive income
Foreign currency translation adjustments	4,351	(11,931)
Total other comprehensive (Loss) income	4,351	(11,931)

Comprehensive Loss Attributable to Common Stockholders	$(4,371,272)	$(2,861,873)

Basic loss per share
Continuing operations	$(0.03)	$(0.06)
Net Loss per share — basic	$(0.03)	$(0.06)

Diluted loss per share
Continuing operations	$(0.03)	$(0.06)
Net Loss per share — diluted	$(0.03)	$(0.06)

Weighted-average outstanding shares — basic	132,384,827	45,913,591

Weighted-average outstanding shares — diluted	132,384,827	45,913,591

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2026, and 2025 (Unaudited)

	Mezzanine Equity			Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	ReAlpha Tech Corp. and Subsidiaries	Non- Controlling	Total Stockholders’
	Shares	Amount	Total	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity

Balance at December 31, 2024	$-	$-	$-	$45,864,503	$45,865	$39,770,060	$(38,260,913)	$5,011	$1,560,023	$7,449	$1,567,472
Net loss	-	-	-	-	-	-	(2,849,758)	-	(2,849,758)	(409)	(2,850,167)
Other comprehensive loss	-	-	-	-	-	-	-	(11,931)	(11,931)	-	(11,931)
Series A convertible preferred stock issuance	14,063	281,260	281,260	-	-	-	-	-	-	-	-
Preferred stock dividend	-	184	184	-	-	-	(184)	-	(184)	-	(184)
Common stock issuance to AiChat10X Pte.	-	-	-	189,679	189	(189)	-	-	-	-	-
Common stock issuance through ATM	-	-	-	160,879	160	231,075	-	-	231,235	-	231,235
Common stock issuance to Streeterville Capital, LLC	-	-	-	15,873	16	19,984	-	-	20,000	-	20,000
Stock-based compensation	-	-	-	-	-	78,355	-	-	78,355	-	78,355
Balance at March 31, 2025	14,063	281,444	281,444	46,230,934	46,230	40,099,285	(41,110,855)	(6,920)	(972,260)	7,040	(965,220)

Balance at December 31, 2025	250,000	1,020,377	1,020,377	131,740,675	131,741	67,466,893	(55,980,534)	(127,889)	11,490,211	11,025	11,501,236

Net loss	-	-	-	-	-	-	(4,338,500)	-	(4,338,500)	5	(4,338,495)
Other comprehensive loss	-	-	-	-	-	-	-	4,351	4,351	-	4,351
Common stock issuance through ATM	-	-	-	250,456	251	125,899	-	-	126,150	-	126,150
Series A convertible preferred stock issuance	6,125	-	-	-	-	-	-	-	-		-
Preferred stock dividend	-	37,123	37,123	-	-	-	(37,123)	-	(37,123)		(37,123)
Stock-based compensation	-	-	-	-	-	343,963	-	-	343,963	-	343,963
Common stock issuance to Prevu	-	-	-	2,038,612	2,039	615,456	-	-	617,495	-	617,495
Common stock issuance to employees	-	-	-	89,046	89	36,068	-	-	36,157	-	36,157
Balance at March 31, 2026	256,125	1,057,500	1,057,500	134,118,789	134,119	68,588,279	(60,356,156)	(123,538)	8,242,704	11,030	8,253,734

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026, and 2025 (unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025

Cash Flows from Operating Activities:
Net Loss	$(4,338,495)	$(2,850,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,202	179,149
Amortization of loan discounts and origination fees	-	72,501
Common stock issued to non-employee	3,115	-
Stock based compensation - employees	340,848	78,355
Change in fair value of contingent consideration	(18,350)	93,000
Non-cash commitment fee expenses	-	125,000
Change in fair value of derivative liability	27,500	-
Non-cash marketing and advertising	593,429	-
Interest expense on deferred consideration	-	-
Loss from equity method investment	2,229	872
Changes in operating assets and liabilities
Accounts receivable	(28,965)	17,732
Receivable from related parties	-	5,465
Pre-paid expenses	14,024	(3,810)
Other current assets	224,908	(7,160)
Accounts payable	245,317	184,803
Payable to related parties	(32)	93
Accrued expenses	(387,081)	(187,813)
Deferred liabilities	65,208	-
Deferred revenue	(32,609)	24,877
Total adjustments	1,214,743	583,064
Net cash used in operating activities	(3,123,752)	(2,267,103)

Cash Flows from Investing Activities:
Additions to property and equipment	(47,334)	(13,665)
Cash paid for acquisitions, net	-	349,529
Cash used for additions to capitalized software	(16,476)	(91,310)
Net cash (used in) provided by investing activities	(63,810)	244,554

Cash Flows from Financing Activities:
Proceeds from issuance of debt- related parties	-	155,481
Proceeds from issuance of common stock	131,341	231,235
Payments of debt	(54,083)	(283,711)
Equity issuance expenses	(5,191)	-
Net cash provided by financing activities	72,067	103,005

Net decrease in cash	(3,115,495)	(1,919,544)

Effect of exchange rate changes on cash	(422)	-

Cash - Beginning of Period	7,783,529	3,123,944

Cash - End of Period	$4,667,612	$1,204,400

Supplemental disclosure of cash flow information
Interest expense	$(6,659)	-

Non-cash Investing and Financing Activities:
Series A Convertible Preferred Stock issuance - MMC	-	5,000,000
Series A Convertible Preferred Stock issuance - GTG Financial	-	284,992
Deferred cash payments - GTG Financial	-	1,344,750
Deferred issuance of common stock - GTG Financial	-	1,287,000
Deferred issuance of common stock - Prevu	617,495	-

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

The Company operates through its subsidiaries Naamche, Inc. (“U.S. Naamche”), Realpha Nepal Pvt. Ltd. (f/k/a Naamche, Inc. Pvt. Ltd.) (“reAlpha Nepal Pvt Limited” and together with U.S. Naamche, “reAlpha Nepal”), and AiChat Pte. Ltd. (“AiChat”) to expand its software development expertise and AI-driven engagement tools, and the reAlpha Realty, LLC entities, Debt Does Deals, LLC (f/k/a Be My Neighbor and d/b/a reAlpha Mortgage) (“reAlpha Mortgage”), Hyperfast Title LLC (“Hyperfast”) and Prevu, Inc. and its subsidiaries (collectively, “Prevu”) to provide realty services, mortgage brokering and digital title and escrow services, which enable the Company to capture value across multiple stages of the transaction process. Although the Company had previously acquired GTG Financial, Inc. (“GTG” or “GTG Financial”), during the year ended December 31, 2025, the Company’s acquisition of GTG was rescinded pursuant to the terms of the Stock Purchase Agreement, by and among GTG Financial, Glenn Groves (the “Seller”) and the Company, dated February 20, 2025 (the “SPA”). As a result of the rescission of the SPA, GTG was no longer a subsidiary of the Company as of August 21, 2025 (the “Rescission Date”). See “Note 5 – Business Combinations – Acquisition and Rescission of GTG Financial, Inc.” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), filed on March 12, 2026, with the Securities and Exchange Commission (the “SEC”) for more information.

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

The Company’s principal office is located at 6515 Longshore Loop, Suite 100, Dublin, OH 43017.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities that the Company holds a controlling financial interest of, and those in which it owns more than 50% of the voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC applicable to interim financial reporting on Form 10-Q. Accordingly, they do not include all disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation have been included. The unaudited condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company’s audited consolidated financial statements included in the Form 10-K.

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements. The financial statements include the operations, assets, and liabilities of the Company. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K. The results of operations for the interim period are not necessarily indicative of the results to be expected for any future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Business Promotion and Advertising Costs

The Company expenses advertising and marketing costs, including pre-paid advertising arrangements, as they are incurred. Advertising and marketing expenses were $1,261,980 and $518,939 for the three months ended March 31, 2026, and 2025, respectively, of which $593,429 and $0 were related to the utilization of marketing credits obtained through the issuance of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), respectively. These costs are included in “Marketing and advertising” in the accompanying consolidated statements of operations and comprehensive loss.

Related Party Transactions

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures (“ASC 850”). A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

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

Concentration of Credit Risks

During the year ended December 31, 2025, the Company collected all previously outstanding receivables attributable to AiChat, its Singapore subsidiary. As a result, the previously recorded CECL reserve of 0.05% was released. However, a new CECL provision for the three months ended March 31, 2026 was recorded based on updated receivables and risk profiles as of March 31, 2026. The CECL reserve is netted against accounts receivable, net on the balance sheet. The resulting allowance for expected credit losses is not material to the unaudited condensed consolidated     financial statements.

Foreign Currency Translation

The Company’s unaudited condensed consolidated financial statements are presented in U.S. dollars. The functional currency of each subsidiary is the local currency of its primary economic environment, which in certain cases differs from the reporting currency.

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

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investment is initially recorded at cost and subsequently increased for capital contributions and allocations of net income and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. The equity method investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.

In September 2024, reAlpha AI Labs Inc., a subsidiary of the Company, entered into a subscription agreement with Xmore AI, Inc. (“XMore”) to purchase 2,500,000 shares of common stock for total consideration of $125,000, consisting of $100,000 in cash and $25,000 in in-kind services. In June 2025, the subscription agreement was amended to reduce the Company’s investment to $75,000, consisting of $50,000 in cash and $25,000 in in-kind services, and the amount of shares purchased by the Company was reduced to 1,184,210 shares. The Company recorded its investment in Xmore under the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

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

No such indicators of impairment were identified as of March 31, 2026. (See “Note 6 - Goodwill and Intangible Assets” in the Form 10-K for further discussion of the Company’s goodwill impairment assessment).

Definite-lived Intangible Assets

In accordance with ASC 350, definite-lived intangible assets include assets such as developed technology, customer contracts, and trademarks that are acquired in business combinations. The Company’s definite-lived intangible assets primarily consist of developed technology, trademarks and trade names, and customer relationships, which are amortized on a straight-line basis over estimated useful lives ranging from 5 to 10 years, 5 to 15 years, and 6 to 10 years, respectively. The valuation and classification of these intangible assets and determination of useful lives involves judgments and significant estimates. These Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset using the straight-line method and estimated useful lives. We periodically review the estimated useful lives of our definite-lived intangible assets and identify events or changes in circumstances that may indicate revised estimated useful lives. (See “Note 6 - Goodwill and Intangible Assets” in the Form 10-K for further discussion of the Company’s goodwill impairment assessment).

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

GTG Financial, a mortgage brokerage company which was deconsolidated on August 21, 2025, complied with ASC 606 by recognizing revenue at the point of loan funding. This moment marks the transfer of control of the loan to the borrower, capturing the completion of GTG Financial’s primary service successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan is funded, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations. Effective as of the Rescission Date, the Company’s acquisition of GTG Financial was rescinded. Accordingly, GTG Financial is no longer a subsidiary of the Company, and its results are not included in these unaudited condensed consolidated financial statements for periods after that date (see “Note 5–Business Combinations–Acquisition and Rescission of GTG Financial, Inc.” included in the Form 10-K for more information).

reAlpha Nepal, a subsidiary of the Company that provides technology-related services, recognizes revenue in accordance with ASC 606 from its service-based contracts. reAlpha Nepal currently generates revenue exclusively from providing monthly technology support services to third parties. These arrangements include a single service-based performance obligation that is satisfied over time, as these third parties simultaneously receive and consume the benefits of the services provided. Revenue is recognized over time in a manner that reflects the continuous transfer of services to the customer.

Prevu is a digital real estate brokerage that provides licensed brokerage services to homebuyers and home sellers across multiple states through its online platform. Prevu’s revenue is primarily derived from brokerage commissions earned for services provided as both a buyer’s agent and a seller’s agent upon the successful completion of real estate transactions. In accordance with ASC 606, revenue is recognized when control of the brokerage services transfers to the customer, which occurs upon the closing of a transaction, at which point the Company has satisfied its performance obligations and is entitled to the commission. Prevu offers commission rebate programs, including its Smart Buyer™ rebate, under which a portion of the gross brokerage commission is rebated to the buyer at closing. The rebate amount is determined pursuant to contractual rebate agreements and is based on a defined calculation methodology that may vary by transaction, commission structure, service bundle, and market. As the rebate amount is determinable at the time of closing, revenue is recognized net of rebates when the related transaction closes. Such rebates are treated as variable consideration and recorded as a reduction of the transaction price in accordance with ASC 606.

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

Recent Accounting Pronouncements

Accounting Pronouncements Issued and Not yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures. The Company does not expect the adoption of this standard to have a material impact on its financial statements, but it will require additional disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 modernize the accounting for internal-use software development costs by removing references to software development “stages” and instead requiring entities to begin capitalizing costs when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used as intended. The amendments also provide guidance for evaluating significant development uncertainty, align the accounting for website development costs with Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, and require capitalized internal-use software costs to be subject to certain disclosure requirements in ASC 360, Property, Plant, and Equipment. The amendments do not affect software costs accounted for under ASC 985-20, Software – Costs of Software to be Sold, Leased, or Marketed. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2025-06 will have on its financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies and reorganizes certain aspects of interim reporting guidance, including disclosure requirements related to events occurring since the end of the most recent annual reporting period, and enhances the presentation and usability of interim financial statement disclosures. ASU 2025-11 is effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2025-11 will have on its financial statements and related disclosures. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Accounting Pronouncements Issued and Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted the disclosure requirements of this standard on its consolidated financial statements on a prospective basis.

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

The Company elected to early adopt ASU 2025-05 during the quarter ended September 30, 2025. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements or related disclosures.

There have been no material changes to the Company’s critical accounting policies or the methods used in applying those policies during the three months ended March 31, 2026. For a full description of the Company’s significant accounting policies and critical estimates, refer to the audited consolidated financial statements and accompanying notes included in the Form 10-K.

Note 3 - Going Concern

During the three months ended March 31, 2026, the Company incurred a net loss of approximately $4,338,495 and used cash in operating activities of approximately $3,123,752. As of March 31, 2026, the Company had cash and cash equivalents of approximately $4,667,612 and has experienced recurring operating losses and negative operating cash flows.

In accordance with ASC 205-40, Going Concern, management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The Company’s recurring losses, negative operating cash flows, limited cash resources relative to its projected cash requirements, and dependence on access to external financing raise substantial doubt about its ability to continue as a going concern.

In addition, the Company has received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating non-compliance with the minimum bid-price requirement for continued listing on the Capital Market tier of Nasdaq. Failure to regain compliance could result in the delisting of the Company’s common stock, which could adversely affect the liquidity of the Company’s securities and its ability to access capital markets.

To address its liquidity needs, the Company intends to seek additional capital through debt or equity financing transactions. The Company may also receive proceeds from the potential exercise of outstanding warrants; however, such exercises are outside the Company’s control and are dependent on the trading price of the Company’s common stock and other market conditions. The Company also has stockholder authorization to effect a reverse stock split in order to support continued compliance with Nasdaq listing requirements and maintain access to capital markets. These plans are subject to market conditions, investor demand, and other factors outside the Company’s control, and there can be no assurance that any financing will be available on acceptable terms, in the amounts needed, or at all.

As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Business Combinations

For comprehensive information regarding acquisitions completed in the fiscal year ended December 31, 2025, please refer to “Note 5 - Business Combinations” included in the Form 10-K. There were no acquisitions completed during the three months ended March 31, 2026.

Acquisitions during the year ended December 31, 2025

Acquisition and Rescission of GTG Financial, Inc.

In February 2025, the Company acquired 100% of the issued and outstanding shares of common stock of GTG Financial, Inc. (“GTG Financial”), a mortgage brokerage company. The total purchase consideration was up to $4,200,000, consisting of Series A Preferred Stock, restricted shares of common stock, deferred cash consideration, and potential earn-out payments subject to the achievement of certain financial metrics. The Company recorded goodwill of approximately $1.96 million following measurement period adjustments, primarily attributable to expected synergies and future growth opportunities. Subsequently, GTG Financial exercised its right to rescind the Securities Purchase Agreement. In accordance with ASC 810, Consolidation, the rescission was accounted for as a deconsolidation, and the Company recognized a gain on deconsolidation of $94,071. GTG Financial’s assets, liabilities, equity balances, and results of operations were removed from the Company’s financial statements as of the Rescission Date.

Acquisition of Prevu, Inc.

In November 2025, the Company completed the acquisition of Prevu, Inc. (“Prevu”), a Delaware corporation, pursuant to an Agreement and Plan of Merger (the “Prevu Merger Agreement”). Pursuant to the terms of the Prevu Merger Agreement and related transition arrangements, the total consideration payable by the Company of $4,500,000 consists of: (i) $750,000 in cash paid at closing, net of applicable withholding taxes, (ii) approximately $1,250,000 in shares of the Company’s common stock issued at closing and valued based on the arithmetic average of the closing price of the Company’s common stock for the ten consecutive trading days ending on and including the trading day that is two trading days prior to the execution of the Prevu Merger Agreement, which was $0.4998, (iii) $2,500,000 in deferred payments payable in four equal tranches over an 18-month period following the closing, payable, at the Company’s election, in cash or shares of the Company’s common stock, based on the volume-weighted average price of the Company’s common stock at the time of issuance, and (iv) transition and severance consideration payable to a former executive of Prevu, consisting of cash and equity awards The Company recorded goodwill of approximately $3.25 million, primarily attributable to expected synergies and future growth opportunities. The Company also recorded intangible assets of approximately $1.47 million, consisting of developed technology and trademarks and trade names, each with a useful life of ten years.

Note 5 - Property and equipment, net

1. Property and equipment, net consisted of the following as of March 31, 2026.

		Accumulated
	Cost	Depreciation	Book Value
Computer	$171,818	$(79,647)	$92,171
Furniture and fixtures	18,587	(7,593)	10,994
Total investment in property & equipment	$190,405	$(87,240)	$103,165

2. Property and equipment, net consisted of the following as of December 31, 2025.

		Accumulated
	Cost	Depreciation	Book Value
Computer	$143,584	$(98,018)	$45,566
Furniture and fixtures	28,438	(9,378)	19,060
Total investment in property & equipment	$172,022	$(107,396)	$64,626

The Company recorded depreciation expense of $7,008 for the three months ended March 31, 2026 and $9,717 for the three months ended March 31, 2025.

Note 6 - Goodwill and Intangible Assets

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

As of March 31, 2026, the carrying amount of goodwill was $7,459,125, consisting of $1,798,892 attributable to the technology services segment and $5,660,233 attributable to the homebuying services segment. There were no additions, impairments, or other changes to the carrying amount of goodwill during the three months ended March 31, 2026. For a detailed discussion of goodwill activity, including acquisitions and measurement period adjustments recorded during the year ended December 31, 2025, refer to “Note 8 - Goodwill and Intangible Assets” included in the Form 10-K.

The components of intangible assets as of March 31, 2026, all of which are finite-lived, are as follows:

	March 31, 2026			December 31, 2025
	Gross value	Amortization	Net value	Gross value	Amortization	Net value
Definite-life Intangibles:
Developed technology	$2,089,977	$(108,214)	$1,981,763	$2,444,960	$(371,457)	$2,073,503
Trademarks and trade names	2,166,653	(47,676)	2,118,977	2,301,100	(134,447)	2,166,653
Customer relationships	66,397	(2,304)	64,093	75,613	(9,216)	66,397
Total	$4,323,027	$(158,194)	$4,164,833	$4,821,673	$(515,120)	$4,306,553

The Company recorded amortization expenses of $158,194 and $120,717 for the three months ended March 31, 2026, and three months ended March 31, 2025, respectively

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2026:

Three Months Ending March 31:	Amount
2026 (remaining period)	$477,100
2027	636,133
2028	636,133
2029	484,761
2030	280,545
Thereafter	1,650,160
Total	$4,164,833

In accordance with ASC 350, the Company is required to evaluate goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount.

The Company performs its annual goodwill impairment test as of December 31 each year. During the three months ended March 31, 2026, the Company evaluated whether any events or changes in circumstances had occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount, requiring an interim goodwill impairment test. Based on this evaluation, the Company determined that no such triggering events or changes in circumstances existed as of March 31, 2026. Accordingly, no interim goodwill impairment test was performed, and no goodwill impairment was recorded during the three months ended March 31, 2026.

For further information regarding the Company’s annual goodwill impairment test, including the methodology and key assumptions applied, refer to “Note 8 - Goodwill and Intangible Assets” included in the Form 10-K.

Note 7 - Related Party Transactions

a. Summary of Short-Term Loans - Related Parties

Short-term loans from related parties consist of unsecured loans obtained from related parties to support the Company’s operating and working capital requirements. These loans carry interest rates of approximately 12.07% as of March 31, 2026. As of March 31, 2026, short-term loans from related parties consisted of $38,542 due to Kester Poh, AiChat’s Chief Executive Officer, and $40,406 due to Balaji Swaminathan, a member of the Company’s Board of Directors, resulting in total short-term debt of $72,046, net of an aggregate interest reserve of $6,902..As of December 31, 2025, short-term loans from related parties totaled $96,997, net of an interest reserve of $10,412, resulting in total short-term debt of $86,585.

On March 9, 2026, the Company hired Payton Cuddy, the son-in-law of Mr. Swaminathan, as a Senior Marketing Manager. Mr. Cuddy is employed on an at-will basis with an annual base salary of $125,000 plus an annual cash bonus equal to 10% of the base salary, plus eligibility for standard employee benefits and participation in the Company’s 2022 Equity Incentive Plan (as amended, the “2022 Plan”), on the same basis as other employees in similar positions. For the three months ended March 31, 2026, the Company paid approximately $7,612 in salary and benefits to Mr. Cuddy under this arrangement.

Short-term loans from related parties as of March 31, 2026, and December 31, 2025, are summarized as follows:

	Average Interest Rate as of March 31, 2026	March 31, 2026	December 31, 2025
Term Loan Facility	12.07%	$78,948	$96,997
Less: Interest Reserve		(6,902)	$(10,412)
Total Debt		$72,046	$86,585

Note 8 - Loans from Unrelated Parties

a. Summary of Short-Term Loans - Unrelated Parties

Short-term loans primarily consist of multiple term loan facilities obtained by AiChat, a subsidiary of the Company, carrying an average interest rate of approximately 8.9% as of March 31, 2026. These facilities were entered into to support AiChat’s operating and working capital requirements. As of March 31, 2026, short-term loans from unrelated parties consisted of term loan facilities with an aggregate outstanding balance of $195,870, net of an interest reserve of $9,031, resulting in total short-term debt of $186,839. As of December 31, 2025, short-term loans from unrelated parties totaled $219,990, net of an interest reserve of $10,389.

Short-term loan balances as of March 31, 2026, and December 31, 2025, are summarized as follows:

	Average Interest Rate as of March 31, 2026	March 31, 2026	December 31, 2025
Term Loan Facility	8.90%	$195,870	$219,990
Less: Interest Reserve		(9,031)	$(10,389)
Total Debt		$186,839	$209,601

b. Summary of Long-Term Loans - Unrelated Parties

AiChat has obtained multiple long-term loans from external lenders to support general operating needs. As of March 31, 2026, these loans bore an average interest rate of approximately 6.5% and had contractual maturities ranging from 2024 through 2028. As of March 31, 2026, long-term loans from unrelated parties consisted of term loan facilities with an aggregate outstanding balance of $75,425, net of an interest reserve of $3,795, resulting in total long-term debt of $71,630. As of December 31, 2025, long-term loans from unrelated parties totaled $93,997, net of an interest reserve of $5,586.

Long-term loan balances as of March 31, 2026, and December 31, 2025, are summarized as follows:

	Maturity Year	Average Interest Rate as of March 31, 2026	March 31, 2026	December 31, 2025
Term Loan Facility	2024-2028	6.5%	$75,425	$93,997
Less: Interest Reserve			(3,795)	(5,586)
			$71,630	$88,411

Note 9 - Deferred Liabilities

Deferred liabilities primarily consist of deferred consideration arising from the Company’s business combinations. Deferred consideration represents obligations payable in connection with the Company’s acquisitions. Deferred consideration related to the acquisition of GTG Financial was cancelled on the rescission date as part of the rescission of the GTG Financial acquisition (see “Note 5–Business Combinations–Acquisition and Rescission of GTG Financial, Inc.” included in the Form 10-K for additional information). In addition, approximately $25,000 of the Company’s deferred liabilities relates to deferred consideration payable in connection with the Company’s investment in Xmore.

In connection with the acquisition of Prevu on November 21, 2025, a portion of the purchase consideration is payable on a deferred basis pursuant to the terms of the Prevu Merger Agreement. As of March 31, 2026, approximately $1,217,466 of the Company’s deferred liabilities represents current deferred consideration related to the Prevu acquisition and approximately $577,836 represents the non-current portion of such deferred consideration, which is included within other long-term liabilities in the consolidated balance sheet. The deferred consideration represents fixed payments that are payable in cash and/or shares of the Company’s common stock at the Company’s election. During the three months ended March 31, 2026, the Company paid $100,000 of deferred compensation from amounts previously held in escrow, which reduced the Company’s escrow deposit balance. The deferred consideration was recorded at fair value as of the acquisition date in accordance with ASC 805, and is not subject to subsequent remeasurement, as the payments are fixed and not contingent on future performance.

Note 10 - Mezzanine Equity and Preferred Stock Embedded Derivative Liability

On March 7, 2025, the Company entered into a media-for-equity transaction with Mercurius Media Capital LP (“MMC”) pursuant to those certain Advertising Agreement (the “Advertising Agreement”) and Investment Agreement (the “Investment Agreement”), each dated as of March 7, 2025, pursuant to which the Company issued 250,000 shares of its Series A Preferred Stock, at a stated value of $20 per share, for an aggregate stated value of $5,000,000, in exchange for $5,000,000 of marketing credits. The Series A Preferred Stock carries a 3.0% annual preferred dividend, is convertible into shares of the Company’s common stock at the holder’s option and will automatically convert after three years from the date of issuance. The Series A Preferred Stock is classified as temporary equity (mezzanine equity) in accordance with ASC 480, Distinguishing Liabilities from Equity and the shortfall settlement provision embedded in the Investment Agreement was determined to be a freestanding derivative liability under ASC 815, Derivatives and Hedging. As of March 31, 2026, the pre-paid marketing credits under the Advertising Agreement have been fully utilized. The Advertising Agreement expired on March 31, 2026, and no further marketing credits are expected to be available or utilized thereafter. For a detailed discussion of the terms, initial recognition, and accounting treatment of the Series A Preferred Stock and the associated derivative liability, refer to “Note 13 - Mezzanine Equity and Preferred Stock Embedded Derivative Liability” included in the Form 10-K.

During the three months ended March 31, 2026, the Company recognized marketing expense of $593,429 related to the utilization of the pre-paid marketing credits.

On March 9, 2026, the Company issued 6,125 shares of Series A Preferred Stock in satisfaction of its accrued annual dividend for the year ended December 31, 2025, representing an aggregate dividend payment of $122,500, in lieu of a cash payment. During the three months ended March 31, 2026, the Company accrued dividends of $37,123   related to the current dividend period. As of March 31, 2026, the carrying value of the Series A Preferred Stock classified in mezzanine equity was $1,057,500.

The derivative liability is measured at fair value at each reporting date using the Black-Scholes option pricing model, with changes in fair value recognized in the unaudited condensed consolidated statement of operations and comprehensive loss. As of March 31, 2026, the key level three inputs used were as follows:

Inputs	MMC
Common stock price as of March 31, 2026	$0.24
Risk-free interest rate	3.81%
Expected volatility	197%
Dividend yield	3%
Expected term (years)	1.94

As of March 31, 2025, the key Level 3 inputs used were as follows:

Inputs	MMC
Common stock price as of March 31, 2025	$1.42
Risk-free interest rate	4.3%
Expected volatility	88.53%
Dividend yield	3%
Expected term (years)	3

As of March 31, 2026, the fair value of the derivative liability was $4,602,480. During the three months ended March 31, 2026, the Company recognized a net increase in the fair value of the derivative liability of $27,500, recorded as a loss in the unaudited condensed consolidated statement of operations and comprehensive loss.

Note 11 - Stockholders’ Equity

The total number of shares of capital stock that the Company has the authority to issue is up to 205,000,000 shares, consisting of: (i) 200,000,000 shares of common stock, having a par value of $0.001 per share; and (ii) 5,000,000 shares of preferred stock, having a par value of $0.001 per share, of which 1,000,000 shares have been designated as Series A Preferred Stock. As of March 31, 2026, there were 134,118,789 shares of common stock and 256,125 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2025, there were 131,740,675 shares of common stock and 250,000 shares of Series A Preferred Stock issued and outstanding.

Stock Based Compensation

Equity Incentive Plan

We maintain the 2022 Plan, under which we may grant awards to employees, officers, directors, and certain other service providers. The compensation committee of the Board (the “Compensation Committee”) administers the 2022 Plan.

Pursuant to the evergreen provision of the 2022 Plan, the number of shares authorized for issuance under the 2022 Plan increases automatically on an annual basis. As a result of such increases, which commenced on October 15, 2025, the aggregate number of shares of common stock authorized for issuance under the 2022 Plan was 15,957,189 shares as of December 31, 2025. There were no changes to the number of shares authorized for issuance under the 2022 Plan during the three months ended March 31, 2026.

Ending balances for the 2022 Plan as of March 31, 2026 and December 31, 2025, are as follows:

Description	Number of Shares
Balance as of December 31, 2025	10,753,095
Net Restricted stock units granted	(1,980,833)
Common stock issued during the three months ended March 31, 2026	(86,871)
Balance as of March 31, 2026	8,685,391

Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was $343,963 and $78,355, respectively.

Short-Term Incentive Plan

On February 4, 2025, the Compensation Committee approved the Company’s 2025 Short-Term Incentive Plan (“STIP”), providing for quarterly awards of performance-based RSUs under the 2022 Plan. The STIP is designed to reward executive officers and key employees based on the achievement of quarterly performance targets.

Restricted Stock Units

The Company measures compensation cost for all stock-based awards granted to employees, directors, and certain other service providers based on the grant-date fair value of the award by ASC 718. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the date of grant.

During the three months ended March 31, 2026, the Company granted 3,006,233 RSUs and forfeited 1,025,400 RSUs. The RSUs generally vest over periods ranging from two to four years from the respective grant dates, subject to continued service and other customary terms and conditions.

A summary of RSU activity for the three months ended March 31, 2026, is as follows:

	Number of RSUs	Weighted Average Grant Price
Balance as of December 31, 2025	4,791,602	0.65
RSUs granted	3,006,233	0.38
RSUs forfeited	(1,025,400)	0.44
Balance as of March 31, 2026	6,772,435	0.56

As of March 31, 2026, a total of 6,772,435 restricted stock units (“RSUs”) were outstanding, and none of the RSUs had vested. The RSUs were excluded from diluted earnings per share for the three months ended March 31, 2026, as their inclusion would have been anti-dilutive.

Warrants

During the years ended December 31, 2025, and 2024, the Company issued warrants to purchase shares of its common stock in connection with financing transactions, warrant inducement transactions, public offerings, registered direct offerings, and private placements. The warrants generally have fixed exercise prices, subject to adjustments set forth therein, are exercisable upon issuance or following stockholder approval, as applicable, and have contractual terms ranging from two to five years from their respective issuance dates.

The warrants issued to GEM Yield Bahamas Limited (“GYBL”) in October 2023 (the “GEM Warrants”) in connection with that certain Share Purchase Agreement, dated as of December 1, 2022 (the “GEM Agreement”), by and among us, GYBL, and GEM Global Yield LLC SCS (“GEM Yield”, and together with GYBL, “GEM”), remain classified as equity instruments. The Company is currently involved in litigation regarding the enforceability and adjustment provisions of the GEM Warrants. As of March 31, 2026, no reclassification or adjustment to the exercise price of the GEM Warrants has been made.

All warrants issued by the Company remain classified as equity instruments and are recorded in additional paid-in capital. During the three months ended March 31, 2026, there were no warrant issuances, exercises, modifications, repricing, or reclassifications.

Number of Warrants
Balance as of December 31, 2025	10,900,266
Warrants issued	-
Warrants exercised	-
Warrants expired	-
Balance as of March 31, 2026	10,900,266

As of March 31, 2026, the Company had 10,900,266 warrants outstanding. The outstanding warrants were excluded from diluted earnings per share for the three months ended March 31, 2026, and 2025, as their inclusion would have been anti-dilutive in accordance with ASC 260.

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

On December 19, 2024, the Company entered into an At the Market (“ATM”) Sales Agreement with A.G.P./Alliance Global Partners (“A.G.P.”) (the “A.G.P. Sales Agreement”), under which the Company was able to offer and sell shares of its common stock from time to time. The A.G.P. Sales Agreement was terminated effective March 29, 2025.

Following the termination of the ATM program with A.G.P. and the related A.G.P. Sales Agreement, the Company entered into an At-The-Market Offering Agreement (the “HCW Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), on April 2, 2025, under which the Company was able to offer and sell shares of its common stock having an aggregate offering price of up to $7,650,000.

On December 23, 2025, the Company filed a prospectus supplement to its Form S-3 to increase the aggregate offering price of shares of common stock available for issuance under the HCW Sales Agreement to up to $20,000,000. During the quarter ended March 31, 2026, the Company issued an aggregate 250,456 shares of common stock pursuant to its at-the-market (“ATM”) programs, with the last sale thereunder occurring on March 12, 2026, generating net proceeds of approximately $126,150 after deducting commissions and offering-related expenses of approximately $5,192.

Note 12 - Commitments and Contingencies

GEM Agreement

Pursuant to the terms of the GEM Agreement, we are required to indemnify GEM for any losses it incurs as a result of a breach by us of our representations and warranties and covenants under the GEM Agreement or for any misstatement or omission of a material fact in a registration statement registering those shares pursuant to the GEM Agreement. Also, GEM is entitled to be reimbursed for legal or other costs or expenses reasonably incurred in investigating, preparing, or defending against any such loss. To date, we have not raised any capital pursuant to the GEM Agreement, and we may not raise any capital pursuant to the GEM Agreement prior to its expiration. Restrictions arising under the terms of our future financings may also affect our ability to raise capital pursuant to the GEM Agreement. The Company cannot reasonably estimate the potential losses, if any, with respect to the GEM Agreement or the related litigation.

Indemnification Agreements

The Company maintains indemnification agreements with its directors and officers that may require the Company to indemnify these individuals against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by law.

Contingent Consideration and Compensation

The Company is party to acquisition-related agreements with the former owners of reAlpha Mortgage that include contingent consideration arrangements based on the achievement of specified revenue and EBITDA targets over a three-year measurement period from October 1, 2024, through September 30, 2027.

The contingent consideration liability is measured at fair value at each reporting period, with changes in fair value recognized in earnings. During the three months ended March 31, 2026, and 2025, the Company recognized a gain of $18,350 and a loss of $93,000, respectively, related to changes in the fair value of contingent consideration.

As of March 31, 2026 and March 31, 2025, the fair value of the Company’s contingent consideration liability relating to reAlpha Mortgage was approximately $326,527, and $1,042,000, respectively, all of which was classified as Level 3 within the fair value hierarchy.

The fair value of the contingent consideration liability was estimated using an income-based valuation approach. The valuation incorporates significant unobservable inputs, including projected revenue and EBITDA, the probability of achieving the specified earnout targets, the timing of expected payments, and a discount rate that reflects the risk associated with the underlying performance metrics.

Observable inputs include market-based interest rates, while unobservable inputs are based on management’s assumptions regarding future operating performance. Due to the significance of these unobservable inputs, the contingent consideration liability is classified as a Level 3 fair value measurement.

Valuation Inputs — March 31, 2026

Assumptions	reAlpha Mortgage
Required Metric Risk Premium (RMRPC, Continuous)	9.01%
Cost of Debt (KdC, Continuous)	4.81%
Risk-Free Rate (RF)	4.88%

Valuation Inputs — December 31, 2025

Assumptions	reAlpha Mortgage
Required Metric Risk Premium (RMRPC, Continuous)	8%
Cost of Debt (KdC, Continuous)	5.3%
Risk-Free Rate (RF)	4.79%

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

Note 13 - Segment Reporting

The Company operates through two reportable segments: homebuying services and technology services. The homebuying services segment includes the Company’s residential real estate brokerage, mortgage brokerage, and related settlement services operations. The technology services segment includes the Company’s AI-powered customer experience platform and software development and support services provided to third parties.

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM evaluates segment performance and allocates resources based on segment revenue and segment adjusted operating income. There were no changes to the Company’s reportable segments or the basis of measurement used by the CODM during the three months ended March 31, 2026.

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2026 and 2025, along with the items necessary to reconcile segment information to the accompanying consolidated financial statements:

	For the Three Months Ended March 31,
	2026	2025
Revenue by segment
Technology Services	$263,589	$173,565
Homebuying Services	577,473	752,070
Consolidated revenue	841,062	925,635
Segment cost of revenues
Technology Services	39,953	49,805
Homebuying Services	248,844	357,163
Consolidated segment cost of revenues	288,797	406,968
Segment operating expenses
Wages, benefits and payroll taxes
Technology Services	294,588	167,815
Homebuying Services	372,291	174,318
Marketing and advertising
Technology Services	6,143	7,889
Homebuying Services	246,219	56,895
Professional and legal fees
Technology Services	38,258	20,559
Homebuying Services	-	15,252
Other operating expense
Technology Services	49,600	49,172
Homebuying Services	166,125	137,403
Consolidated segment operating expenses	1,173,224	629,303
Segment earnings
Technology Services	(164,953)	(121,675)
Homebuying Services	(456,006)	17,542
Total consolidated segment operating loss	(620,959)	(104,133)
Intangible amortization expense	158,194	120,717
M&A-related expenses	-	87,352
Corporate expense	3,501,505	2,197,408
Non-operating other expense (income), net	57,837	427,909
Net Loss from continuing operations before income taxes	(4,338,495)	(2,850,167)
Provision for income taxes	-	-
Net Loss from continuing operations	$(4,338,495)	$(2,850,167)

(1)	Segment operating expenses consist primarily of wages and employee benefits, payroll taxes, marketing and advertising costs, professional and legal fees, and other direct operating expenses attributable to each reportable segment.

(2)	Intangible amortization expense primarily represents the amortization of definite-lived intangible assets recognized in connection with business combinations.

(3)	Acquisition-related costs include, among others, transaction, advisory, legal, and other professional fees incurred in connection with business combinations.

(4)	Other operating expenses primarily consist of general and administrative costs, including office and facility-related expenses, dues and subscriptions, travel and related costs, and other miscellaneous expenses such as insurance, licensing and regulatory fees, bank charges, and technology-related expenses.

(5)	Corporate expense includes costs that are managed at the corporate level and are not allocated to the reportable segments. These expenses consist primarily of executive and functional compensation, deal-related costs, and administrative expenses associated with the corporate headquarters. Unallocated corporate expenses also include finance, human resources, legal, and other management-related costs that are not considered by the CODM in evaluating segment performance.

The following table presents information about the company’s reportable segment assets for the three months ended March 31, 2026, and the year ended December 31, 2025:

	March 31,	December 31,
	2026	2025
Total Assets by Segment
Technology Services	$245,885	$389,911
Homebuying Services	244,858	256,213
Corporate	17,196,362	21,071,207
	$17,687,105	$21,717,331

Note 14 - Revenue

Revenue is disaggregated by reportable segment, consistent with how the Company manages its operations and evaluates performance. See “Note 13 – Segment Reporting for additional information regarding the Company’s reportable segments.”

Disaggregation of Revenue

Revenue from Contracts with Customers and Performance Obligations

The Company recognizes revenue in accordance with ASC 606, by identifying the contract with a customer, determining the distinct performance obligations within the contract, allocating the transaction price to those performance obligations, and recognizing revenue when (or as) control of the promised goods or services transfers to the customer.

AiChat generates revenue from subscription-based access to its AI conversational customer experience platform and related consulting and implementation services. Subscription revenue is recognized over time over the contractual term. Consulting and implementation revenues are recognized either at a point in time or over time depending on the nature of the services provided.

reAlpha Mortgage generates revenue from mortgage brokerage commissions earned upon the successful funding of residential mortgage loans. Revenue is recognized at a point in time upon loan funding.

reAlpha Nepal generates revenue from technology development and related support service contracts. Revenue is recognized over time as services are performed.

Prevu generates revenue from brokerage commissions earned upon the successful completion of residential real estate transactions. Revenue is recognized at a point in time upon closing. Commission rebates provided to customers are recorded as a reduction of revenue at closing.

The following table presents our revenue disaggregated by revenue type:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Technology Services	$263,589	$173,565
Homebuying Services	577,473	752,070

Total	$841,062	$925,635

	For the three months ended March 31, 2026		For the three months ended March 31, 2025
	Services transferred at a Point in time	Services transferred Over time	Services transferred at a Point in time	Services transferred Over time

Technology Services	$60,768	$202,821	$95,258	$78,307
Homebuying Services	577,473	-	752,070	-

Total	$638,241	$202,821	$847,328	$78,307

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2026, the Company estimated that $363,618 of revenue related to the technology services segment is expected to be recognized in future periods for performance obligations that were unsatisfied (or partially unsatisfied) as of the end of the reporting period. The Company expects to recognize the remaining $352,816 of Technology Services performance obligations as revenue during the remainder of 2026.

Contract liabilities

Contract liabilities related to the Company’s technology services segment consist primarily of advance consideration received or advance billings for subscription and service arrangements for which revenue has not yet been recognized. These amounts are recorded as deferred liabilities in the unaudited condensed consolidated balance sheets and are recognized as revenue as the related performance obligations are satisfied.

The following table provides information about contract liabilities from contracts with customers:

	March 31, 2026	December 31, 2025
Deferred revenue	$363,618	$396,227

During the three months ended March 31, 2026, the Company recognized $156,094 of revenue that was included in contract liabilities on December 31, 2025.

Note 15 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that these unaudited condensed consolidated financial statements were available to be issued. Based upon this review, except as noted below, the Company did not identify any other  subsequent events that would have required adjustment or disclosure in the financial statements.

Reverse Stock Split

On March 30, 2026, the Board approved a 1-for-25 reverse stock split of the Company’s outstanding common stock, which is expected to become effective on April 30, 2026, subject to the filing and effectiveness of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. The reverse stock split was previously approved by the Company’s stockholders at the 2025 annual meeting of stockholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q, or this “report,” contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” “will” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of any products; anticipated expenses; and future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to:

●	We have a limited operating history, which may adversely affect us;

●	We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability;

●	We may be unable to obtain financing through the debt and equity capital markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations;

●	Our financial condition raises substantial doubt as to our ability to continue as a going concern;

●	Our ability to maintain the listing of our common stock on Nasdaq;

●	If we are unable to successfully identify, consummate or integrate acquisitions into our operations, our business, results of operations, and financial condition could be adversely affected;

●	We have integrated, and intend to continue to integrate, artificial intelligence (“AI”) in our operations and services which may result in operational challenges, compliance challenges, reputational concerns, privacy risks and competitive risks, which could have material adverse effects on our financial condition, results of operations, or reputation;

●	We have experienced, and expect to continue to experience, significant dilution of our common stock, which may adversely affect the market price of our common stock and make it more difficult to raise capital in the future;

●	Compliance with governmental laws, regulations and covenants that are applicable to our business and industries or that may be passed in the future, including those related to the operations of brokerages, title service companies, and other real estate services, may adversely affect our business operations and financial condition;

●	Our business depends significantly on the health of the U.S. residential real estate industry and changes in general economic conditions;

●	The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors;

●	The reAlpha platform and our services are currently limited to certain geographic markets and if we are unable to successfully expand the reAlpha platform and our services to new markets, our growth prospects, results of operations and financial condition may be adversely affected;

●	Our technologies that are currently being developed may not yield expected results or be delivered on time; and

●	The market price and trading volume of our common stock may continue to be highly volatile, which could lead to a loss of all or part of a stockholder’s investment.

Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to reAlpha Tech Corp. and its subsidiaries, as applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report, as well as our audited financial statements and related notes included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”). In addition to historical information, this discussion and analysis here and throughout this report contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, the risks described in the section titled “Risk Factors” in our Form 10-K.

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

Before shifting our focus towards the development of our homebuying services and technology services, our operational model was asset-heavy and built on utilizing our proprietary AI-powered technology tools for the acquisition of real estate, converting them into short-term rentals, and enabling individual investors to acquire fractional interests in these real estate properties, allowing such investors to receive distributions based on the properties’ performance as a short-term rental. In the first quarter of 2024, we decided to halt these operations due to macroeconomic conditions, such as higher interest rates, inflation, and elevated property prices, which conditions persisted throughout the fiscal year 2024. This led us to sell our last real property asset for such operations, and to recognize the impairment of goodwill and intangible assets under the rental business segment. As a result, in the first quarter of 2025, our board of directors approved the discontinuation of our short-term rental business operations entirely and this discontinuation meets the criteria for being reported as discontinued operations. We currently have two reportable segments: our homebuying services segment and our technology services segment.

Homebuying Services

Our homebuying services segment consists of our (i) realty services offered by Prevu and our reAlpha Realty, LLC entities (collectively, “reAlpha Realty”); (ii) mortgage brokering services offered by reAlpha Mortgage and (iii) digital title and escrow services offered by Hyperfast. These services are mainly provided through the reAlpha platform, which supports homebuyers with key tasks such as booking property tours, submitting offer letters, mortgage pre-approval and closing transactions. It also provides detailed market insights and comprehensive property data tailored to users’ areas of interest.

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

Technology Services

Our technology services segment includes: (i) software development services provided by reAlpha Nepal to third parties, which is also provided to us via an intercompany services agreement between us and reAlpha Nepal and (ii) the AI-powered conversational platform provided to customers by AiChat. We expect that our technology services segment will benefit from the current growth of the AI industry, and we believe that we are well-positioned to take advantage of these current trends due to our early adoption of AI for the development of our technologies.

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

Recent Developments

Proposed Merger with InstaMortgage Inc.

On December 19, 2025, we entered into the Merger Agreement (the “Merger Agreement”) with InstaMortgage, reAlpha Merger Sub I, Inc. (“Merger Sub”), a newly formed wholly-owned subsidiary of the Company, and the stockholders of InstaMortgage (the “Stockholders”). The Merger Agreement provides that, among other things and on the terms and subject to the satisfaction or waiver of the closing conditions and other conditions set forth therein, Merger Sub will merge with and into InstaMortgage at the effective time (the “Effective Time”) of the proposed merger (the “Proposed Merger”), with InstaMortgage surviving the Proposed Merger as a wholly-owned subsidiary of the Company.

Pursuant to the terms and conditions of the Merger Agreement, we agreed to pay the Stockholders an aggregate amount of $8,500,000, subject to certain closing adjustments, consisting of: (i) $500,000 in cash to be paid on the closing date of the Proposed Merger, less any applicable withholding tax payable by the Stockholders in accordance with the terms of the Merger Agreement; (ii) $1,500,000 in shares of our common stock to be issued on the closing date of the Proposed Merger and valued based on the volume-weighted average price (“VWAP”) of our common stock as reported on Nasdaq for the ten (10) consecutive trading day period ending on and including the trading day that is one (1) trading day prior to the date of the Merger Agreement; and (iii) $6,500,000 payable in bi-annual payments over three (3) years following the closing date of the Proposed Merger, either in cash or shares of common stock (the “Additional Payment Purchaser Stock”), at our sole discretion, with such Additional Payment Purchaser Stock, if any, valued based on the VWAP of our common stock as reported on Nasdaq or such other trading market, as applicable, for the ten (10) consecutive trading days ending on the date immediately prior to the date on which such issuance is to be made.

Under the terms of the Merger Agreement, the completion of the Proposed Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, the receipt of the Regulatory Approvals (as defined in the Merger Agreement), in each case subject to certain limitations further described in the Merger Agreement.

Impact of Macroeconomic Conditions, Cyclicality and Seasonality on our Business

U.S. inflation remained above the Federal Reserve’s stated 2% target during the first quarter of 2026, which rose 3.3% year-over-year in March 2026, up from 2.7% in December 2025. In response to continued inflationary pressures, the Federal Reserve lowered the target federal funds rate by 25 basis points to a range of 3.5% to 3.75% at its December 2025 meeting. Following the three consecutive federal funds rate cuts during the fourth quarter of 2025, the Federal Reserve held rates steady at both its January and March 2026 meetings, signaling a sustained cautious approach as inflation and housing activity moderate, which was further impacted by heightened geopolitical uncertainty due to the conflicts in the Middle East.

Mortgage rates remained elevated during the first quarter of 2026, with the average 30-year fixed mortgage rates at nearly 6.5% by the end of the period, which increased from a low of 5.99% prior to the start of the conflict in the Middle East involving Iran. Elevated borrowing costs, combined with limited housing inventory, have continued to constrain affordability and weigh on home purchase activity and mortgage origination volume. These factors, along with macroeconomic uncertainty, have contributed to slower transaction volumes across much of the housing market. For example, during the first quarter of 2026, residential sales fell by 6% year-over-year.

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

	Three Months Ended
	March 31, 2026	March 31, 2025
Total transaction volume	$131,361,215	59,929,668
Revenue	$841,062	$925,635
Cash and cash equivalents	$4,667,612	$7,783,529
Gross profit margin	66%	56%
Adjusted EBITDA	$(3,795,500)	$(1,960,997)

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

For realty transactions, we include the full closing sale price for each transaction, regardless of whether our brokerage represented the buyer, the seller, or both sides of the transaction, in accordance with applicable laws and disclosure requirements. This metric excludes rental transactions that may be offered by Prevu to customers from time to time, which are not material to our operations.

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

As of March 31, 2026, our total transaction volume, measured on a trailing twelve-month basis, increased to approximately $131.4 million, or approximately a 119% increase, compared to March 31, 2025, which increase was primarily driven by the expansion, scaling and full integration of reAlpha Mortgage’s mortgage brokerage operations into our business, as well as the expansion of our real estate brokerage footprint and integrated realty-and-mortgage service coverage following the acquisition of Prevu.

Because our revenue is primarily generated as a percentage of transaction value, total transaction volume provides insight into the volume of business flowing through the reAlpha platform and serves as an indicator of the potential revenue-generating capacity of our operations. Further, this metric reflects sustained transaction activity over the trailing twelve-month period and, as such, it may not directly correspond to revenue recognized in the current quarter. Management believes total transaction value is useful in understanding period-over-period changes in transaction activity, evaluating the effectiveness of our agent network and marketing initiatives, and assessing the overall health and growth trajectory of our business.

Revenue

Revenue represents income earned from services provided across our homebuying services and technology services segments. We generate revenue primarily from real estate brokerage commissions, mortgage brokerage fees, and other service-related revenues, which are recognized in accordance with U.S. GAAP. For more information regarding our discussion of revenue, see “Results of Operations” below.

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

Cash and cash equivalents are influenced by operating performance, timing of transaction activity, capital raising activities, debt service requirements, and investments in technology, research and development, and acquisitions. In the three months ended March 31, 2026, our cash and cash equivalents decreased to approximately $4.7 million , or approximately a 40% decrease compared to the three months ended March 31, 2025, which was primarily driven by increased operating expenses and costs associated with the acquisition and integration of Prevu. See “Liquidity and Capital Resources” for more information.

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

In the three months ended March 31, 2026, our gross profit margin increased to approximately 66%, or an increase of approximately 10%, compared to the three months ended March 31, 2025. This increase in gross profit margin was mainly a result of lower cost of revenues, which was primarily due to the rescission of the GTG Financial and the absence of the cost of operations from GTG Financial, which had historically incurred higher cost of revenues than our other operating subsidiaries, and the increase in subscription-related revenue from AiChat’s platform, which also carries higher gross profit margins than our real estate and mortgage operations, resulting in an overall higher profit gross margin for the current period.

Adjusted EBITDA

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

In the three months ended March 31, 2026, our Adjusted EBITDA was $(3,795,500) compared to $(1,960,997), or a decrease of approximately 94%, which change was primarily driven by, among others, an increase in our net loss due to higher stock-based compensation expenses and higher marketing expenses. For more information about how we use this non-GAAP financial measure in our business, the limitations of this measure, and reconciliation of this measure to the most directly comparable GAAP financial measure, see the section titled “Non-U.S. GAAP Financial Measures” below.

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

There have been no material changes to the Company’s critical accounting policies or the methods used in applying those policies during the three months ended March 31, 2026. For a full description of our critical accounting policies and significant estimates, refer to the audited consolidated financial statements and accompanying notes included in our Form 10-K, and “Note 2 - Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included in this report.

Results of Operations

Three Months Ended March 31, 2026, Compared with Three Months Ended March 31, 2025

	Three Months Ended
	March 31,	March 31,
	2026	2025
Revenue	$841,062	$925,635
Cost of Revenue	(288,797)	(406,968)
Gross profit	$552,265	$518,667
Operating expense	(4,832,923)	(2,940,925)
Operating loss	(4,280,658)	(2,422,258)
Other (expense) income	(57,837)	(427,909)
Loss from continuing operations before tax	(4,338,495)	(2,850,167)

Revenue. Revenue was $841,062 for the three months ended March 31, 2026, compared to $925,635 for the three months ended March 31, 2025, a decrease of approximately 9%. Revenue for the three months ended March 31, 2026, consisted of $577,473 from our homebuying services segment and $263,589 from our technology services segment, compared to $752,070 from our homebuying services segment and $173,565 from our technology services segment for the three months ended March 31, 2025. The decrease in homebuying services segment was primarily due to the absence of the revenue previously generated by GTG Financial that was not present during the three months ended March 31, 2026, which was partially offset by the addition of revenue generated from real estate brokerage transactions by Prevu’s operations of $173,692 compared to the three months ended March 31, 2025. While we recently changed our commission rebate structure, we have not experienced a material change in the revenue generated in our homebuying services segment under this new commission rebate structure, but we are continuing to evaluate the impact of this change on revenue, total transaction volume and customer adoption. Further, the increase in our technology services segment positively contributed to our revenue during the three months ended March 31, 2026, which increase was primarily driven by an increase in number of subscriptions of AiChat’s platform, that generated $218,589 in revenue compared to $109,552 in the three months ended March 31, 2025.

Cost of revenue. Cost of revenue was $288,797 for the three months ended March 31, 2026, compared to $406,968 for the three months ended March 31, 2025, a decrease of approximately 29%. The decrease was primarily attributable to the absence of direct costs associated with the operations of GTG Financial, which had historically incurred higher cost of revenue than our other homebuying services operating subsidiaries. Cost of revenue for the current period reflects direct expenses associated with delivering our mortgage brokerage, real estate brokerage, and technology services, including compensation-related costs for personnel supporting loan origination and customer interactions.

Operating expenses. Operating expenses were $4,832,923 for the three months ended March 31, 2026, compared to $2,940,925 for the three months ended March 31, 2025, an increase of approximately 64%. The increase in operating expenses was primarily driven by higher wages due to our increased headcount following our recent acquisitions and an increase in marketing and advertising expenses. Marketing and advertising expenses increased to $1,261,980. for the three months ended March 31, 2026, from $518,939 for the three months ended March 31, 2025. Of the current period amount, approximately $593,000 was non-cash expense recognized in connection with the utilization of pre-paid marketing credits     , while our cash marketing and advertising expenses were approximately $668,000 for the three months ended March 31, 2026.

Other expense. Other expense was $57,837 for the three months ended March 31, 2026, compared to $427,909 for the three months ended March 31, 2025. The decrease in other expense was primarily attributable to a reduction in the fair value of contingent consideration during the current period, as compared to an increase in the prior-year period. In addition, the prior-year period included interest expense and other financing-related costs, including amortization of commitment fees, which were not incurred during the three months ended March 31, 2026.

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

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented below:

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(4,338,495)	$(2,850,167)
Adjusted to exclude the following
Depreciation and amortization	165,202	179,149
Amortization of loan discounts and origination fee	-	121,251
Changes in fair value of contingent consideration (1)	(18,350)	93,000
Change in fair value of derivative liability (2)	27,500	-
Interest expense	24,680	205,063
GEM commitment fee	-	125,000
Stock based compensation (3)	343,963	78,355
Acquisition-related expenses	-	87,352
Adjusted EBITDA	$(3,795,500)	$(1,960,997)

(1)	Represents non-cash changes in the fair value of contingent consideration payable to reAlpha Mortgage which is calculated based on revenue and EBITDA targets.

(2)	Represents non-cash changes in the fair value of derivative liability recorded in connection with our media-for-equity transaction with MMC.

(3)	Represents non-cash stock-based compensation expenses recognized during the period.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. Our liquidity and capital resources are critical to our ability to execute our business plan and achieve our strategic objectives. Accordingly, to the extent that collections from our operations cannot fund our operations, we intend to utilize equity or debt offerings to raise these funds, although volatility in the capital markets may negatively affect our ability to do so

We had cash and cash equivalents of approximately $4.7 million as of March 31, 2026, and approximately $7.8 million as of December 31, 2025. Based on our estimates, we believe we do not have sufficient working capital to meet our financial needs for the 12-month period following the date that the unaudited condensed consolidated financial statements included in this report are issued. Further, based on our current operating plans, we estimate that our cash and cash equivalents as of March 31, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of approximately five months as of the filing date of this report . These conditions, including recurring operating losses, negative operating cash flows, limited cash resources relative to projected cash requirements, and dependence on external financing, raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements included in this report are issued (see “Note 3 – Going Concern” for more information).

Accordingly, to the extent that collections from our operations cannot fund our operations beyond such period, we intend to utilize equity or debt offerings to raise additional funds, although volatility in the capital markets may negatively affect our ability to do so on terms acceptable to us, or at all. As part of these efforts, we utilized our At the Market (“ATM”) program with H.C. Wainwright & Co., LLC to raise working capital, and during the three months ended March 31, 2026, we raised approximately $126,150 in net proceeds through such ATM program (see “Note 11 – Stockholders’ Equity” for more information).

We may also receive proceeds from the cash exercises of warrants outstanding as of March 31, 2026. As of such date, our outstanding warrants are exercisable into an aggregate of 10,900,266 shares of common stock. If all such warrants were exercised for cash, we can potentially receive aggregate gross proceeds of approximately $4,646,396. The amount of cash proceeds that we may ultimately receive is dependent upon the trading price of our common stock and other market conditions, and there can be no assurance that such warrants will be exercised.

Further, due to the ongoing disputes with GEM regarding the warrants issued under the GEM Agreement, there is uncertainty regarding the enforceability of such warrants and the potential proceeds therefrom. As a result, we do not expect that such warrants will be exercised while these disputes are pending.

In addition, we have received notice from Nasdaq indicating non-compliance with the minimum bid price requirement for continued listing on Nasdaq. Failure to regain compliance could result in the delisting of our common stock, which could adversely affect the liquidity of our securities and our ability to access capital markets. To address this, we have evaluated potential actions, including a reverse stock split, to regain compliance. Although, such actions have not yet been effected, the Board approved a 1-for-25 reverse stock split of our outstanding common stock, which is expected to become effective on or around April 30, 2026, subject to the filing and effectiveness of an amendment to our Second Amended and Restated Certificate of Incorporation (the “certificate of incorporation”) with the Secretary of State of Delaware. The reverse stock split was previously approved by our stockholders at the 2025 annual meeting of stockholders.

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

While we anticipate continued operating losses for the foreseeable future, we expect to generate more significant revenues as we continue investing in the commercialization of our products and technologies and pursuing strategic growth opportunities. However, our ability to raise additional capital will depend on various factors, including market conditions, investor demand, and our financial performance, and there can be no assurance that we will be able to raise additional funds on acceptable terms, if at all.

Contractual Commitments and Obligations

Acquisition of Prevu

In connection with the acquisition of Prevu, we are obligated to pay deferred consideration totaling $2.5 million pursuant to the terms of the Prevu Merger Agreement. The deferred consideration is payable in four equal installments of $625,000 over an 18-month period following the closing date, payable in cash or shares of our common stock, at our sole discretion. On March 16, 2026, we satisfied $617,496 of our deferred consideration obligation through the issuance of shares of common stock. As of March 31, 2026, three additional installments, totaling $1,217,466, are scheduled to be paid within the next 12 months and are included in current liabilities, with the remaining $577,836 classified as a long-term liability (see “Note 9 - Deferred Liabilities” for additional information. To the extent we elect to satisfy future payments in cash, such payments will reduce our available liquidity. To the extent we elect to satisfy future payments through the issuance of shares of common stock, existing stockholders will experience dilution.

Proposed Merger with InstaMortgage

On December 19, 2025, we entered into the Merger Agreement to acquire 100% of the outstanding equity of InstaMortgage for total consideration of approximately $8.5 million, payable in a combination of cash and shares of our common stock, including deferred consideration. The transaction is expected to close in the second quarter of 2026, subject to regulatory approvals and other customary closing conditions. In connection with this proposed acquisition, we will be required to pay cash consideration of approximately $0.5 million and issue approximately $1.5 million in shares of our common stock if and when the acquisition is consummated. As of March 31, 2026, the $0.5 million cash consideration is being held in escrow. (see “Recent Developments – Proposed Merger with InstaMortgage Inc.” for additional information).

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Three Months Ended
	March 31,	March 31,
Particulars	2026	2025
Net cash used in operating activities	$(3,123,752)	$(2,267,103)
Net cash (used in) provided by investing activities	(63,810)	244,554
Net cash provided by financing activities	$72,067	$103,005

Cash Flows from Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $3,123,752, compared to $2,267,103 for the three months ended March 31, 2025, an increase of $856,649. The increase was primarily driven by higher operating expenses, which mainly relate  to, among others, the integration costs of the Prevu acquisition, including increased wages and benefits, higher marketing and advertising expenses, and stock-based compensation due to additional RSU and common stock grants to employees and directors.

Cash Flows from Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $63,810, compared to net cash provided by investing activities of $244,554 for the three months ended March 31, 2025, a change of $308,364. The change was primarily attributable to reduced investing cash inflows as no acquisitions took place during the three months ended March 31, 2026.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $72,067, compared to $103,005 for the three months ended March 31, 2025, a decrease of $30,938. Net cash provided by financing activities during the three months ended March 31, 2026 was lower than in the prior-year period primarily because we raised less capital through our ATM program compared to the three months ended March 31, 2025. Further, the first payment of $625,000 of deferred consideration related to the Prevu acquisition was satisfied through the issuance of shares of common stock, and because this represented a non-cash financing activity, it did not affect cash flows from financing activities.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, management has concluded that there is substantial doubt about our ability to continue as a going concern as discussed in “Note 3 – Going Concern” of our unaudited condensed consolidated financial statements included in this report. Our recurring losses, negative cash flow and the uncertainties surrounding our ability to execute and to realize our planned revenue growth and expected benefits from our operational improvement initiatives, could impact our future profitability and liquidity, which could in the future raise substantial doubt about our ability to continue to execute our operating plan as currently intended and require us to seek additional financing. If adequate funds or additional financings are not available, if and when needed, or if the terms of potential funding sources are unfavorable, our business, financial condition, and results of operations could be materially and adversely affected. Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not achieved profitability and have incurred losses since inception. For the quarter ended March 31, 2026, we recorded a net loss of $4,338,495. For the year ended December 31, 2025, we recorded a net loss of $17,590,392. As of March 31, 2026, we had an accumulated deficit of $60,356,156. While we have experienced revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest diligently in sales and marketing efforts. In addition, we expect to incur significant additional legal, accounting, compliance and other expenses related to public company compliance and the expansion of our business. If our revenue fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

If we are unable to satisfy the continued listing requirements of the Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and could be delisted from Nasdaq due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including, but not limited to, the corporate governance requirements and the minimum closing bid price requirement or the minimum equity requirement.

On May 20, 2025, we received a deficiency letter from the Nasdaq Listing Qualifications Department of Nasdaq notifying us that, for 30 consecutive business days, the closing bid price of our common stock was below the minimum $1.00 per share required for continued listing pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq deficiency letter had no immediate effect on the listing of our common stock, and we were initially given 180 calendar days, or until November 17, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2), which was extended by an additional 180 calendar days, or May 18, 2026.

On March 30, 2026, the Board approved a 1-for-25 reverse stock split of our outstanding common stock, which is expected to become effective on or around April 30, 2026, subject to the filing and effectiveness of an amendment to our certificate of incorporation with the Secretary of State of Delaware. The reverse stock split was previously approved by our stockholders at the 2025 annual meeting of stockholders We anticipate to receive written confirmation from Nasdaq notifying us that we have regained compliance with Nasdaq Listing Rule 5550(a)(2) on or around May 14, 2026, assuming that our stock price remains above $1.00 for a period of at least 10 business days, but there is no assurance that we will receive such written confirmation from Nasdaq at or around such date, or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2026, we issued 2,038,612 shares of common stock with an aggregate value of $ 617,496, at a price per share of $0.3029, in satisfaction of the deferred merger consideration payable to the stockholders of Prevu, in accordance with the terms and conditions of the Prevu Merger Agreement. This issuance of shares of common stock was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Number	Document
2.1#	Agreement and Plan of Merger, dated as of November 21, 2025, among reAlpha Tech Corp., Prevu, Inc., reAlpha Merger Sub, Inc. and Thomas Kutzman, as stockholder representative (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on November 25, 2025).

2.2#	Agreement and Plan of Merger, dated as of December 19, 2025, among reAlpha Tech Corp., InstaMortgage Inc., reAlpha Merger Sub I, Inc. and the Stockholders (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on December 22, 2025).

3.1	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on February 20, 2025 (previously filed as Exhibit 3.1 of Form 8-K filed with the SEC on February 24, 2025).

4.1	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4	Secured Promissory Note, dated as of August 14, 2024 (previously filed as Exhibit 4.4 of Form 10-Q filed with the SEC on August 14, 2024).

4.5	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on April 7, 2025).

4.6	Form of Series A-1 Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on July 18, 2025).

4.7	Form of Series A-2 Warrant (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on July 18, 2025).

4.8	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 of Form 8-K filed with the SEC on July 18, 2025).

4.9	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on July 22, 2025).

4.10	Form of Placement Agent Warrant (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on July 22, 2025).

10.1+	Employment Agreement by and between reAlpha Tech Corp. and Thomas J. Kutzman Jr., dated February 24, 2026 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on February 27, 2026).

10.2+	Severance Agreement by and between reAlpha Tech Corp. and Piyush Phadke, dated March 16, 2026 (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on March 20, 2026).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: April 28, 2026	By:	/s/ Michael J. Logozzo
Michael J. Logozzo
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2026	By:	/s/ Thomas J. Kutzman Jr.
Thomas J. Kutzman Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)