Form 10-Q
period 2026-06-30
reAlpha Tech Corp.
filed 2026-08-14
CIK 1859199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 5,884,275 shares of common stock, par value $0.001, issued and outstanding.

REALPHA TECH CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

June 30, 2026 (unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
ASSETS

Current Assets
Cash	$2,230,607	$7,783,529
Accounts receivable, net	164,959	68,148
Prepaid expenses	299,977	961,411
Other current assets	286,439	362,293
Escrow deposit	500,000	600,000
Total current assets	$3,481,982	$9,775,381

Property and Equipment
Property and equipment, net	$105,970	$64,626

Other Assets
Investments	56,466	111,646
Intangible assets, net	4,031,464	4,306,553
Goodwill	7,459,125	7,459,125
TOTAL ASSETS	$15,135,007	$21,717,331

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	724,440	$306,216
Related party payables	5,609	5,654
Short term loans - related parties - current portion	60,746	86,585
Short term loans - unrelated parties - current portion	185,141	209,601
Accrued expenses	248,459	660,577
Deferred liabilities - current portion	1,856,349	1,960,850
Deferred revenue	256,713	396,227
Contingent consideration - current portion	60,184	-
Total current liabilities	$3,397,641	$3,625,710

Long-Term Liabilities
Derivative liability	4,760,012	4,574,980
Other long-term loans - unrelated parties - net of current portion	54,872	88,411
Deferred liabilities - net of current portion	-	561,740
Contingent consideration - net of current portion	244,666	344,877
Total liabilities	$8,457,191	$9,195,718

Mezzanine Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock; 256,125 and 250,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	1,096,133	1,020,377

Stockholders’ Equity
Common stock ($0.001 par value; 200,000,000 shares authorized, 5,374,302 shares outstanding as of June 30, 2026; 200,000,000 shares authorized, 5,269,799 shares outstanding as of December 31, 2025)	5,374	5,270
Additional paid-in capital	69,129,985	67,593,364
Accumulated deficit	(63,444,056)	(55,980,534)
Accumulated other comprehensive (loss)	(120,599)	(127,889)
Total stockholders’ equity of reAlpha Tech Corp.	5,570,704	11,490,211

Non-controlling interests in consolidated entities	10,979	11,025
Total stockholders’ equity	5,581,683	11,501,236

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$15,135,007	$21,717,331

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months and Six Months Ended June 30, 2026 and 2025 (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$1,110,343	$1,252,381	$1,951,406	$2,178,016
Cost of revenues	377,396	630,916	666,193	1,037,884
Gross Profit	732,947	621,465	1,285,213	1,140,132

Operating Expenses
Wages, benefits and payroll taxes	2,030,269	1,576,421	4,157,988	2,636,525
Marketing and advertising	178,076	1,483,672	1,440,059	2,002,611
Professional and legal fees	650,294	1,003,732	1,380,923	1,745,891
Depreciation and amortization	170,680	131,045	332,739	310,194
Impairment of capitalized software	-	105,900	-	105,900
Other operating expenses	598,702	409,825	1,149,680	850,400
Total operating expenses	3,628,021	4,710,595	8,461,389	7,651,521

Operating Loss	(2,895,074)	(4,089,130)	(7,176,176)	(6,511,389)

Other Expense (income)
Changes in fair value of contingent consideration	(21,677)	(174,000)	(40,027)	(81,000)
Interest expense, net	16,790	242,639	41,465	447,702
Change in fair value of derivative liability	157,532	417,705	185,032	417,705
Other expense, net	1,546	242,260	25,166	372,106
Total other expense	154,191	728,604	211,636	1,156,513

Net Loss from operations before income taxes	(3,049,265)	(4,817,734)	(7,387,812)	(7,667,902)
Income tax (expense) benefit	-	-	-	-

Net Loss	$(3,049,265)	$(4,817,734)	$(7,387,812)	$(7,667,902)

Less: Net (Loss) income Attributable to Non-Controlling Interests	(51)	2,038	(46)	1,629

Net Loss Attributable to Controlling Interests	$(3,049,214)	$(4,819,772)	$(7,387,766)	$(7,669,531)

Preferred stock dividend	38,633	$49,365	75,756	$49,549
Net Loss Attributable to Common Stockholders	$(3,087,847)	$(4,869,137)	$(7,463,522)	$(7,719,080)

Other comprehensive income
Foreign currency translation adjustments	2,939	(106,436)	7,290	(98,511)
Total other comprehensive (Loss) income	2,939	(106,436)	7,290	(98,511)

Comprehensive Loss Attributable to Common Stockholders	$(3,084,908)	$(4,975,573)	$(7,456,232)	$(7,817,591)

Basic loss per share
Net Loss per share — basic	$(0.57)	$(2.37)	$(1.40)	$(3.98)

Diluted loss per share
Net Loss per share — diluted	$(0.57)	$(2.37)	$(1.40)	$(3.98)

Weighted-average outstanding shares — basic	5,371,313	2,051,589	5,333,592	1,939,651

Weighted-average outstanding shares — diluted	5,371,313	2,051,589	5,333,592	1,939,651

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2026, and 2025 (unaudited)

								Accumulated	ReAlpha Tech
						Additional		Other	Corp. and	Non-	Total
	Mezzanine Equity			Common Stock		Paid-in	Accumulated	Comprehensive	Subsidiaries	Controlling	Stockholders’
	Shares	Amount	Total	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity

Balance at December 31, 2024	$-	$-	$-	1,834,610	$1,835	$39,814,090	$(38,260,913)	$5,011	$1,560,023	$7,449	$1,567,472
Net loss	-	-	-	-	-	-	(2,849,758)	-	(2,849,758)	(409)	(2,850,167)
Other comprehensive loss	-	-	-	-	-	-	-	(11,931)	(11,931)	-	(11,931)
Series A convertible preferred stock issuance	264,063	5,281,260	5,281,260	-	-	-	-	-	-	-	-
Preferred stock dividend	-	184	184	-	-	-	(184)	-	(184)	-	(184)
Common stock issuance to AiChat10X Pte.	-	-	-	7,588	8	(8)	-	-	-	-	-
Common stock issuance through ATM	-	-	-	6,436	6	231,229	-	-	231,235	-	231,235
Common stock issuance to Streeterville Capital, LLC	-	-	-	635	1	19,999	-	-	20,000	-	20,000
Stock-based compensation	-	-	-	-	-	78,355	-	-	78,355	-	78,355
Balance at March 31, 2025	264,063	5,281,444	5,281,444	1,849,269	1,850	40,143,665	(41,110,855)	(6,920)	(972,260)	7,040	(965,220)

Net loss	-	-	-	-	-	-	(4,819,772)	-	(4,819,772)	2,038	(4,817,734)
Other Comprehensive gain	-	-	-	-	-	-	-	(106,436)	(106,436)	-	(106,436)
Preferred stock dividend	-	(49,365)	(49,365)	-	-	-	(49,365)	-	(49,365)	-	(49,365)
Warrants exercised	-	-	-	168,751	169	2,934,741	-	-	2,934,910	-	2,934,910
Shares issuance - GTG acquisition	-	-	-	28,002	28	451,107	-	-	451,135	-	451,135
Common stock issuance to employees	-	-	-	3,964	4	64,047	-	-	64,051	-	64,051
Shares issuance to Streeterville Capital, LLC	-	-	-	29,905	30	370,035	-	-	370,065	-	370,065
Share issuance - Non-employee	-	-	-	2,021	2	24,998	-	-	25,000	-	25,000
Shares issuance through ATM	-	-	-	12,708	12	106,776	-	-	106,788	-	106,788
Stock-based compensation	-	-	-	-	-	129,242	-	-	129,242	-	129,242
Balance at June 30, 2025	264,063	5,330,809	5,330,809	2,094,620	2,095	44,224,611	(45,979,992)	(113,356)	(1,866,642)	9,078	(1,857,564)

Balance at December 31, 2025	250,000	1,020,377	1,020,377	5,269,799	5,270	67,593,364	(55,980,534)	(127,889)	11,490,211	11,025	11,501,236
Net loss	-	-	-	-	-	-	(4,338,552)	-	(4,338,552)	5	(4,338,547)
Other comprehensive loss	-	-	-	-	-	-	-	4,351	4,351	-	4,351
Common stock issuance through ATM	-	-	-	10,018	10	126,140	-	-	126,150	-	126,150
Series A convertible preferred stock issuance	6,125	-	-	-	-	-	-	-	-		-
Preferred stock dividend	-	37,123	37,123	-	-	-	(37,123)	-	(37,123)		(37,123)
Stock-based compensation	-	-	-	-	-	343,963	-	-	343,963	-	343,963
Adjustment related to reverse stock split	-	-	-	(85)	-	-	-	-	-	-	-
Common stock issuance to Prevu	-	-	-	81,544	81	617,414	-	-	617,495	-	617,495
Common stock issuance – board compensation	-	-	-	3,562	4	36,153	-	-	36,157	-	36,157
Balance at March 31, 2026	256,125	1,057,500	1,057,500	5,364,838	5,365	68,717,034	(60,356,209)	(123,538)	8,242,652	11,030	8,253,682

Net loss	-	-	-	-	-	-	(3,049,214)	-	(3,049,214)	(51)	(3,049,265)
Other comprehensive loss	-	-	-	-	-	-	-	2,939	2,939	-	2,939
Preferred stock dividend	-	38,633	38,633	-	-	-	(38,633)	-	(38,633)	-	(38,633)
Stock-based compensation	-	-	-	-	-	368,377	-	-	368,377	-	368,377
Common stock issuance – board compensation	-	-	-	9,504	9	44,574	-	-	44,583	-	44,583
Shares Cancelled	-	-	-	(40)	-	-	-	-	-	-	-
Balance at June 30, 2026	256,125	1,096,133	1,096,133	5,374,302	5,374	69,129,985	(63,444,056)	(120,599)	5,570,704	10,979	5,581,683

reAlpha Tech Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026, and 2025 (unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net Loss	$(7,387,812)	$(7,667,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332,739	261,444
Impairment of capitalized software	-	105,900
Impairment of intangible assets	16,039	-
Bad debt expense	5,503	-
Amortization of loan discounts and origination fees	-	242,502
Stock based compensation	712,342	271,644
Change in fair value of contingent consideration	(40,027)	(81,000)
Non-cash commitment fee expenses	-	250,000
Change in fair value of derivative liability	185,032	417,705
Non-cash marketing and advertising	593,429	1,293,991
Non-cash compensation - GTG Financial	-	106,000
Loss on extinguishment of debt	-	70,065
Loss on sale of properties	-	48,748
Loss from equity method investment	5,180	2,398
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Changes in operating assets and liabilities
Accounts receivable	(102,314)	(14,733)
Receivable from related parties	-	10,614
Payable to related parties	(45)	(3,563)
Prepaid expenses	68,005	61,946
Other current assets	75,854	(225,920)
Accounts payable	418,224	428,013
Accrued expenses	(322,001)	(216,917)
Deferred liabilities	101,255	37,036
Deferred revenue	(139,514)	-
Total adjustments	1,909,701	3,065,873
Net cash used in operating activities	(5,478,111)	(4,602,029)

Cash Flows from Investing Activities:
Additions to property and equipment	(58,126)	(27,114)
Cash acquired in acquisitions, net	-	349,529
Cash used for additions to capitalized software	(58,736)	(131,283)
Net cash used in investing activities	(116,862)	191,132

Cash Flows from Financing Activities:
Proceeds from issuance of debt- related parties	-	155,481
Proceeds from issuance of common stock	131,341	3,508,490
Payments of debt	(83,838)	(1,554,456)
Equity issuance expenses	(5,191)	(235,251)
Net cash provided by financing activities	42,312	1,874,264

Net decrease in cash	(5,552,661)	(2,536,633)

Effect of exchange rate changes on cash	(261)	-

Cash - Beginning of Period	7,783,529	3,123,944

Cash - End of Period	$2,230,607	$587,311

Supplemental Disclosure of Cash Flow Information
Interest paid	$41,465	$38,758

Noncash Investing and Financing Activities:
Series A Convertible Preferred Stock issuance - MMC	-	5,000,000
Series A Convertible Preferred Stock issuance - GTG Financial	-	281,260
Deferred cash payments - GTG Financial	-	1,344,750
Common stock issuance for GTG Financial acquisition	-	451,135
Common stock issuance to Streeterville Capital, LLC	-	370,065
Common stock issuance - GTG Financial	-	1,287,000
Deferred issuance of common stock - Prevu	617,495	-
Common stock issuance – Board Compensation	80,740	-
Paid in kind dividends	122,500	-

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

The Company operates through its subsidiaries Naamche, Inc. (“U.S. Naamche”), Realpha Nepal Pvt. Ltd. (f/k/a Naamche, Inc. Pvt. Ltd.) (“reAlpha Nepal Pvt Limited” and together with U.S. Naamche, “reAlpha Nepal”), and AiChat Pte. Ltd. (“AiChat”) to expand its software development expertise and AI-driven engagement tools, and the reAlpha Realty, LLC entities, Debt Does Deals, LLC (f/k/a Be My Neighbor and d/b/a reAlpha Mortgage) (“reAlpha Mortgage”), Hyperfast Title LLC (“Hyperfast”) and Prevu, Inc. and its subsidiaries (collectively, “Prevu”) to provide realty services, mortgage brokering and digital title and escrow services, which enable the Company to capture value across multiple stages of the transaction process. Although the Company had previously acquired GTG Financial, Inc. (“GTG” or “GTG Financial”), during the year ended December 31, 2025, the Company’s acquisition of GTG was rescinded pursuant to the terms of the Stock Purchase Agreement, by and among GTG Financial, Glenn Groves (the “Seller”) and the Company, dated February 20, 2025 (the “SPA”). As a result of the rescission of the SPA, GTG was no longer a subsidiary of the Company as of August 21, 2025 (the “Rescission Date”). See “Note 4 - Business Combinations - Acquisition and Rescission of GTG Financial, Inc.” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), filed on March 12, 2026, with the Securities and Exchange Commission (the “SEC”), for more information.

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

The Company’s principal office is located at 6515 Longshore Loop, Suite 100, Dublin, OH 43017.

During the three months ended June 30, 2026, the Company implemented restructuring plans (the “Plans”) to improve operating efficiency and streamline the Company’s operations as it continues to align its cost structure with its strategic objectives. The Plans were designed to support the Company’s return-driven spending initiative by prioritizing capital deployment in areas with clear and measurable returns, while reducing personnel-related costs and rationalizing certain third-party vendor relationships. The Plans included a reduction of approximately 25% of the Company’s global workforce and were completed during the three months ended June 30, 2026.

In implementing the Plans, the Company incurred restructuring costs of $68,244 during the three and six months ended June 30, 2026, consisting primarily of severance and related termination benefits. These costs are included in other operating expenses in the unaudited condensed consolidated statements of operations. The Company paid $68,244 of these costs during the three months ended June 30, 2026, and no restructuring liability remained outstanding as of June 30, 2026.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities that the Company holds a controlling financial interest of, and those in which it owns more than 50% of the voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC applicable to interim financial reporting on Form 10-Q. Accordingly, they do not include all disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The unaudited condensed consolidated balance sheet as of December 31, 2025, has been derived from the Company’s audited consolidated financial statements included in the Form 10-K.

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

During the preparation of the Form 10-K, the Company reevaluated the accounting classification of its Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and concluded that the instrument should be classified as mezzanine equity rather than as a liability. As a result, the comparative unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, have been revised to reflect the accounting treatment and presentation adopted in the Form 10-K, including the related impact on the statement of operations and earnings (loss) per share. Refer to “Note 13 – Mezzanine Equity and Preferred Stock Embedded Derivative Liability” in the Form 10-K for more information regarding this accounting conclusion.

As a result of the revised accounting treatment, for the three months ended June 30, 2025, interest expense was revised from $292,004 to $242,639, the previously reported gain of $339,378 from the change in fair value of the Series A Preferred Stock liability and embedded derivative liability was revised to an expense of $417,705 related solely to the derivative liability, preferred stock dividends of $49,365 were recognized, and net loss was revised from $4,110,016 to $4,817,734. After retrospectively adjusting the weighted-average shares outstanding for the Reverse Stock Split (as defined below), as further described below, and recalculating earnings per share using the revised loss attributable to common stockholders, basic and diluted net loss per share were revised from $2.00 to $2.37. For the six months ended June 30, 2025, interest expense was revised from $497,251 to $447,702, the previously reported gain of $339,378 from the change in fair value of the Series A Preferred Stock liability and embedded derivative liability was revised to an expense of $417,705 related solely to the derivative liability, preferred stock dividends of $49,549 were recognized, and net loss was revised from $6,960,368 to $7,667,902. After retrospectively adjusting the weighted-average shares outstanding for the Reverse Stock Split and recalculating earnings per share using the revised loss attributable to common stockholders, basic and diluted net loss per share were revised from $3.58 to $3.98.

Reverse Stock Split

On April 28, 2026, the Company filed a Certificate of Amendment (the “Charter Amendment”) to its Second Amended and Restated Certificate of Incorporation (the “certificate of incorporation”) with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective at 12:01 a.m., Eastern Time, on April 30, 2026. As a result, every 25 shares of issued and outstanding common stock were combined into one share of common stock, with no change in the $0.001 par value per share.

The Reverse Stock Split affected all stockholders uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except for adjustments that may have resulted from the treatment of fractional shares. No fractional shares were issued in connection with the Reverse Stock Split, and fractional interests were rounded up to the nearest whole share. The Company’s common stock began trading on a post-split basis on April 30, 2026, under its existing trading symbol “AIRE” with a new CUSIP number 75607T204.

In connection with the Reverse Stock Split, the number of shares of common stock issuable upon exercise or conversion of the Company’s outstanding warrants, stock options and other equity awards, as well as shares reserved for issuance under the Company’s equity compensation plans, were proportionately adjusted, and the corresponding exercise prices were increased proportionately, such that the aggregate exercise price payable by the holder remains substantially unchanged.

Additionally, the conversion price and the number of shares of common stock issuable upon conversion of the Series A Preferred Stock were proportionately adjusted in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (as amended, the “Certificate of Designation”), which was amended in connection with the Reverse Stock Split.

All share and per share amounts presented in the accompanying condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.

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

Business Promotion and Advertising Costs

The Company expenses advertising and marketing costs, including pre-paid advertising arrangements, as they are incurred. Advertising and marketing expenses were $178,076 and $1,440,059 for the three and six months ended June 30, 2026, respectively, and $1,483,672 and $2,002,611 for the three and six months ended June 30, 2025, respectively. Of these amounts, none and $593,429 for the three and six months ended June 30, 2026, respectively, and $1,293,991 for both the three and six months ended June 30, 2025, were related to the utilization of marketing credits obtained through the issuance of shares of Series A Preferred Stock in connection with our media-for-equity transaction with Mercurius Media Capital LP (“MMC”) (see
“Note 10 – Mezzanine Equity and Preferred Stock Embedded Derivative Liability” for more information. These marketing credits were fully utilized during the first quarter of 2026. Accordingly, no related marketing credit expense was recognized during the three months ended June 30, 2026, and the six-month amount represents only the utilization recognized during the first quarter of 2026.

Related Party Transactions

The Company accounts for related party transactions in accordance with Accounting Standards Codification (“ASC”) 850, Related Party Disclosures (“ASC 850”). A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

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

Concentration of Credit Risks

During the year ended December 31, 2025, the Company collected all previously outstanding receivables attributable to AiChat, its Singapore subsidiary. As a result, the previously recorded CECL reserve of 0.05% was released. However, a new CECL provision for the three and six months ended June 30, 2026 was recorded based on updated receivables and risk profiles as of June 30, 2026. The CECL reserve is netted against accounts receivable, net on the balance sheet. The resulting allowance for expected credit losses is not material to the unaudited condensed consolidated financial statements.

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

In September 2024, reAlpha AI Labs Inc., a subsidiary of the Company, entered into a subscription agreement with Xmore AI, Inc. (“XMore”) to purchase 2,500,000 shares of common stock for total consideration of $125,000, consisting of $100,000 in cash and $25,000 in in-kind services. In June 2025, the subscription agreement was amended to reduce the Company’s investment to $75,000, consisting of $50,000 in cash and $25,000 in in-kind services, and the amount of shares purchased by the Company was reduced to 1,184,210 shares. The Company recorded its investment in Xmore under the equity method in accordance with ASC 323, Investments-Equity Method and Joint Ventures.

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

No such indicators of impairment were identified as of June 30, 2026. (See “Note 6 - Goodwill and Intangible Assets” in the Form 10-K for further discussion of the Company’s goodwill impairment assessment).

Definite-lived Intangible Assets

In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), definite-lived intangible assets include assets such as developed technology, customer contracts, and trademarks that are acquired in business combinations. The Company’s definite-lived intangible assets primarily consist of developed technology, trademarks and trade names, and customer relationships, which are amortized on a straight-line basis over estimated useful lives ranging from 5 to 10 years, 5 to 15 years, and 6 to 10 years, respectively. The valuation and classification of these intangible assets and determination of useful lives involves judgments and significant estimates. These Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset using the straight-line method and estimated useful lives. We periodically review the estimated useful lives of our definite-lived intangible assets and identify events or changes in circumstances that may indicate revised estimated useful lives. (See “Note 6 - Goodwill and Intangible Assets” in the Form 10-K for further discussion of the Company’s goodwill impairment assessment).

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

GTG Financial, a mortgage brokerage company which was deconsolidated on August 21, 2025, complied with ASC 606 by recognizing revenue at the point of loan funding. This moment marks the transfer of control of the loan to the borrower, capturing the completion of GTG Financial’s primary service successfully securing a loan. All services, including loan origination, application processing, and credit assessment, contribute to this culminating event. Revenue is therefore recognized only when the loan is funded, ensuring that the exact revenue amount is determinable based on the loan amount and agreed commission, accurately reflecting the completion of all related performance obligations. Effective as of the Rescission Date, the Company’s acquisition of GTG Financial was rescinded. Accordingly, GTG Financial is no longer a subsidiary of the Company, and its results are not included in these unaudited condensed consolidated financial statements for periods after that date (see “Note 5 - Business Combinations - Acquisition of GTG Financial, Inc.” and “Note 5 - Business Combinations - Rescission of GTG Financial Acquisition” included in the Form 10-K for more information).

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

Prevu is a digital real estate brokerage that provides licensed brokerage services to homebuyers and home sellers across multiple states through its online platform. Prevu’s revenue is primarily derived from brokerage commissions earned for services provided as both a buyer’s agent and a seller’s agent upon the successful completion of real estate transactions. In accordance with ASC 606, revenue is recognized when control of the brokerage services transfers to the customer, which occurs upon the closing of a transaction, at which point the Company has satisfied its performance obligations and is entitled to the commission. Prevu offers commission rebate programs, including its Smart Buyer™ rebate, under which a portion of the gross brokerage commission is rebated to the buyer at closing. The rebate amount is determined pursuant to contractual rebate agreements and is based on a defined calculation methodology that may vary by transaction, commission structure, service bundle, and market. The rebate amount varies based on the applicable contractual formula and transaction-specific factors and is determined upon closing of the related transaction. In accordance with ASC 606, the rebate is accounted for as a reduction of the transaction price, and brokerage commission revenue is recognized net of the applicable rebate when the transaction closes.

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

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheet, primarily due to their short-term nature.

The Company applies to ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The fair value hierarchy consists of three broad levels:

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The Company’s financial instruments measured at fair value on a recurring basis consist of (i) the embedded derivative liability associated with the Series A Preferred Stock issued to MMC, classified as Level 3 and measured using the Black-Scholes option pricing model (see “Note 10 - Mezzanine Equity and Preferred Stock Embedded Derivative Liability” for more information), and (ii) the contingent consideration liability arising from the acquisition of reAlpha Mortgage, classified as Level 3 and estimated using an income-based valuation approach (see “Note 12 - Commitments and Contingencies” for more information). Both instruments incorporate significant unobservable inputs; refer to the respective notes for a description of key assumptions and inputs used in each valuation. There were no transfers between Level 1, Level 2, or Level 3 classifications during the three and six months ended June 30, 2026.

Recent Accounting Pronouncements

Accounting Pronouncements Issued and Not yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures. The Company does not expect the adoption of this standard to have a material impact on its financial statements, but it will require additional disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 modernize the accounting for internal-use software development costs by removing references to software development “stages” and instead requiring entities to begin capitalizing costs when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used as intended. The amendments also provide guidance for evaluating significant development uncertainty, align the accounting for website development costs with Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software, and require capitalized internal-use software costs to be subject to certain disclosure requirements in ASC 360, Property, Plant, and Equipment. The amendments do not affect software costs accounted for under ASC 985-20, Software - Costs of Software to be Sold, Leased, or Marketed. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2025-06 will have on its financial statements and related disclosures.

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

Accounting Pronouncements Issued and Adopted

In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). ASU 2026-01 requires paid-in-kind (“PIK”) dividends on equity-classified preferred stock, including preferred stock classified as temporary equity, to be initially measured on the basis of the PIK dividend rate stated in the Certificate of Designation. During the period, the Company declared PIK dividends on its equity-classified preferred stock calculated as the stated PIK dividend rate applied to the dollar value of the outstanding Series A Preferred Stock , resulting in a dividend of $122,500, which was settled through the issuance of additional Series A Preferred Stock at the conversion price of $500.00 per share, as specified in the Certificate of Designation. Consistent with ASU 2026-01, the Company initially measured such PIK dividends using the contractually stated PIK dividend rate applied to the dollar value of the preferred stock, with the number of shares issued determined by reference to the conversion price. ASU 2026-01 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2026-01 on a prospective basis, and the adoption of this standard did not have a material impact on its financial statements and related disclosures.

There have been no material changes to the Company’s critical accounting policies or the methods used in applying those policies during the six months ended June 30, 2026. For a full description of the Company’s significant accounting policies and critical estimates, refer to the audited consolidated financial statements and accompanying notes included in the Form 10-K.

Note 3 - Going Concern

During the six months ended June 30, 2026, the Company incurred a net loss of approximately $7,387,812 and used cash in operating activities of approximately $5,478,111. As of June 30, 2026, the Company had cash and cash equivalents of approximately $2,230,607 and has experienced recurring operating losses and negative operating cash flows.

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

On May 20, 2025, the Company received a deficiency letter from Nasdaq notifying the Company that its common stock had failed to maintain the minimum $1.00 closing bid price required for continued listing under Nasdaq Listing Rule 5550(a)(2). On March 30, 2026, the Company’s board of directors (the “Board”) approved a 1-for-25 reverse stock split of its outstanding common stock, previously approved by its stockholders at the 2025 annual meeting of stockholders. The reverse stock split became effective on April 30, 2026, following the filing of an amendment by the Company to its certificate of incorporation with the Secretary of State of Delaware. The Company subsequently received written confirmation from Nasdaq notifying it that we have regained compliance with Nasdaq Listing Rule 5550(a)(2) (see “Note 2 – Summary of Significant Accounting Policies—Reverse Stock Split” for more information).

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

Note 4 - Business Combinations

For comprehensive information regarding acquisitions completed in the fiscal year ended December 31, 2025, please refer to “Note 5 - Business Combinations” included in the Form 10-K. There were no acquisitions completed during the six months ended June 30, 2026.

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

Note 5 - Property and equipment, net

Property and equipment, net consisted of the following as of June 30, 2026, and as of December 31,2025:

	June 30, 2026	December 31, 2025
Computer	$155,628	$143,584
Furniture and fixtures	18,550	28,438
Property and equipment, gross	174,178	172,022
Less: accumulated depreciation	(68,207)	(107,396)
Property and equipment, net	$105,970	$64,626

The Company recorded depreciation expense of $11,090 and $14,953 for the three and six months ended June 30, 2026, respectively, and $8,380 and $17,781 for the three and six months ended June 30, 2025, respectively.

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

As of June 30, 2026, the carrying amount of goodwill was $7,459,125, consisting of $1,798,892 attributable to the technology services segment and $5,660,233 attributable to the homebuying services segment. There were no additions, impairments, or other changes to the carrying amount of goodwill during the three and six months ended June 30, 2026. For a detailed discussion of goodwill activity, including acquisitions and measurement period adjustments recorded during the year ended December 31, 2025 (see “Note 6 - Goodwill and Intangible Assets” included in the Form 10-K more information).

The components of intangible assets as of June 30, 2026, all of which are finite-lived, are as follows:

	June 30, 2026	December 31, 2025
Developed technology	$2,132,239	$2,444,960
Trademarks and trade names	2,161,821	2,301,100
Customer relationships	55,190	75,613
Gross value	4,349,250	4,821,673
Less Amortization	(317,786)	(515,120)
Net value	$4,031,464	$4,306,553

The Company recorded amortization expenses of $159,590 and $317,786 for the three and six months ended June 30, 2026, respectively, and $124,604 and $244,605 for the three and six months ended June 30, 2025, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2026:

Years Ending December 31:	Amount
2026 (remaining period)	322,521
2027	645,043
2028	645,042
2029	489,151
2030	279,547
Thereafter	1,650,160
Total	$4,031,464

During the three months ended June 30, 2026, the Company identified changes in the manner in which certain finite-lived intangible assets associated with its Naamche operations were being used. In April 2026, the external customer relationship and related revenue historically associated with Naamche were reassigned to reAlpha Tech Corp., while the underlying service arrangement and related development activities continued on substantially the same terms. As a result, the Naamche customer relationship intangible asset no longer generated identifiable cash flows in the manner contemplated when the asset was initially recognized. In addition, following the rebranding of Naamche as reAlpha Nepal, the Company discontinued use of the acquired Naamche trade name. These changes indicated that the carrying amounts of the customer relationship and trade name intangible assets were not recoverable. Accordingly, the Company recognized an impairment loss of $16,039 during the three months ended June 30, 2026, representing the remaining carrying amounts of the affected intangible assets. The impairment loss was included in other operating expense in the condensed consolidated statements of operations and comprehensive loss and was attributable to the Technology Services segment.

In accordance with ASC 350, the Company is required to evaluate goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount.

The Company performs its annual goodwill impairment test as of December 31 each year. During the six months ended June 30, 2026, the Company evaluated whether any events or changes in circumstances had occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount, requiring an interim goodwill impairment test. Based on this evaluation, the Company determined that no such triggering events or changes in circumstances existed as of June 30, 2026. Accordingly, no interim goodwill impairment test was performed, and no goodwill impairment was recorded during the three and six months ended June 30, 2026.

For further information regarding the Company’s annual goodwill impairment test, including the methodology and key assumptions applied (see “Note 6 - Goodwill and Intangible Assets” for more information).

Note 7 - Related Party Transactions

a. Summary of Short-Term Loans - Related Parties

Short-term loans from related parties consist of unsecured loans obtained from related parties to support the Company’s operating and working capital requirements. These loans carry interest rates of approximately 12.07% as of June 30, 2026 As of June 30, 2026, short-term loans from related parties consisted of $25,635 due to Kester Poh, AiChat’s Chief Executive Officer, and $38,554 due to Balaji Swaminathan, a member of the Board, resulting in an aggregate gross principal balance of $64,189. After deducting an aggregate interest reserve of $3,443, the net carrying amount of the short-term loans was $60,746. As of December 31, 2025, the aggregate gross principal balance of short-term loans from related parties was $96,997. After deducting an aggregate interest reserve of $10,412, the net carrying amount was $86,585.

On March 9, 2026, the Company hired Payton Cuddy, the son-in-law of Mr. Swaminathan, as a Senior Marketing Manager. Mr. Cuddy is employed on an at-will basis with an annual base salary of $125,000 plus an annual cash bonus equal to 10% of the base salary, plus eligibility for standard employee benefits and participation in the Company’s 2022 Equity Incentive Plan (as amended, the “2022 Plan”), on the same basis as other employees in similar positions. For the six months ended June 30, 2026, the Company paid approximately $40,000 in salary and benefits to Mr. Cuddy under this arrangement.

Short-term loans from related parties as of June 30, 2026, and December 31, 2025, are summarized as follows:

	Average Interest Rate as of June 30, 2026	June 30, 2026	December 31, 2025
Term Loan Facility	12.07%	$64,189	$96,997
Less: Interest Reserve		(3,443)	$(10,412)
Total Debt		$60,746	$86,585

Note 8 - Loans from Unrelated Parties

a. Summary of Short-Term Loans - Unrelated Parties

Short-term loans primarily consist of multiple term loan facilities obtained by AiChat, a subsidiary of the Company, carrying an average interest rate of approximately 8.9% as of June 30, 2026. These facilities were entered into to support AiChat’s operating and working capital requirements. As of June 30, 2026, short-term loans from unrelated parties consisted of term loan facilities with an aggregate gross principal balance of $192,828. After deducting an interest reserve of $7,687, the net carrying amount of the short-term loans was $185,141. As of December 31, 2025, the aggregate gross principal balance of short-term loans from unrelated parties was $219,990. After deducting an interest reserve of $10,389, the net carrying amount was $209,601.

Short-term loan balances as of June 30, 2026, and December 31, 2025, are summarized as follows:

	Average Interest Rate as of June 30, 2026	June 30, 2026	December 31, 2025
Term Loan Facility	8.90%	$192,828	$219,990
Less: Interest Reserve		(7,687)	$(10,389)
Total Debt		$185,141	$209,601

b. Summary of Long-Term Loans - Unrelated Parties

AiChat has obtained multiple long-term loans from external lenders to support general operating needs. As of June 30, 2026, these loans bore an average interest rate of approximately 6.5% and had contractual maturities ranging from 2024 through 2028. As of June 30, 2026, long-term loans from unrelated parties consisted of term loan facilities with an aggregate gross principal balance of $57,241. After deducting an interest reserve of $2,369, the net carrying amount of the long-term loans was $54,872. As of December 31, 2025, the aggregate gross principal balance of long-term loans from unrelated parties was $93,998. After deducting an interest reserve of $5,586, the net carrying amount was $88,412.

Long-term loan balances as of June 30, 2026, and December 31, 2025, are summarized as follows:

	Maturity Year	Average Interest Rate as of June 30, 2026	June 30, 2026	December 31, 2025
Term Loan Facility	2024-2028	6.5%	$57,241	$93,998
Vehicle Loan	2029	11%	-	-
Less: Interest Reserve			(2,369)	(5,587)
			$54,872	$88,411

Note 9 - Deferred Liabilities

Deferred liabilities primarily consist of deferred consideration arising from the Company’s business combinations. Deferred consideration represents obligations payable in connection with the Company’s acquisitions. Deferred consideration related to the acquisition of GTG Financial was cancelled on the rescission date as part of the rescission of the GTG Financial acquisition (see “Note 4 - Business Combinations - Acquisition and Rescission of GTG Financial, Inc.” included in the Form 10-K for more information). In addition, approximately $25,000 of the Company’s deferred liabilities relates to deferred consideration payable in connection with the Company’s investment in Xmore.

In connection with the acquisition of Prevu on November 21, 2025, a portion of the purchase consideration is payable on a deferred basis pursuant to the terms of the Prevu Merger Agreement. As of June 30, 2026, approximately $1,831,349 of the Company’s deferred liabilities represents current deferred consideration related to the Prevu acquisition and is included within current liabilities in the consolidated balance sheet. The deferred consideration represents fixed payments that are payable in cash and/or shares of the Company’s common stock at the Company’s election. During the three months ended March 31, 2026, the Company paid $100,000 of deferred compensation from amounts previously held in escrow, which reduced the Company’s escrow deposit balance. The deferred consideration was recorded at fair value as of the acquisition date in accordance with ASC 805, and is not subject to subsequent remeasurement, as the payments are fixed and not contingent on future performance.

Note 10 - Mezzanine Equity and Preferred Stock Embedded Derivative Liability

On March 7, 2025, the Company entered into a media-for-equity transaction with MMC, pursuant to that certain Advertising Agreement (the “Advertising Agreement”) and Investment Agreement (the “Investment Agreement”), each dated as of March 7, 2025, pursuant to which the Company issued 250,000 shares of its Series A Preferred Stock, at a stated value of $20 per share, for an aggregate stated value of $5,000,000, in exchange for $5,000,000 of marketing credits. The Series A Preferred Stock carries a 3.0% annual preferred dividend, is convertible into shares of the Company’s common stock at the holder’s option and will automatically convert after three years from the date of issuance. The Series A Preferred Stock is classified as temporary equity (mezzanine equity) in accordance with ASC 480, Distinguishing Liabilities from Equity and the shortfall settlement provision embedded in the Investment Agreement was determined to be a freestanding derivative liability under ASC 815, Derivatives and Hedging. As of March 31, 2026, the pre-paid marketing credits under the Advertising Agreement have been fully utilized. The Advertising Agreement expired on March 31, 2026, and no further marketing credits are expected to be available or utilized thereafter. For a detailed discussion of the terms, initial recognition, and accounting treatment of the Series A Preferred Stock and the associated derivative liability (see “Note 13 - Mezzanine Equity and Preferred Stock Embedded Derivative Liability” included in the Form 10-K for more information).

During the three and six months ended June 30, 2026, the Company recognized marketing expense of $0 and $593,429, respectively, related to the utilization of the pre-paid marketing credits, as the Advertising Agreement expired on March 31, 2026.

On March 9, 2026, the Company issued 6,125 shares of Series A Preferred Stock in satisfaction of its accrued annual dividend for the year ended December 31, 2025, representing an aggregate dividend payment of $122,500, in lieu of a cash payment. During the three and six months ended June 30, 2026, the Company accrued dividends of $38,633 and $75,756, respectively, related to the current dividend period. As of June 30, 2026, the carrying value of the Series A Preferred Stock classified in mezzanine equity was $1,096,133. The derivative liability is measured at fair value at each reporting date using the Black-Scholes option pricing model, with changes in fair value recognized in the unaudited condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2026, the key Level 3 inputs used were as follows:

Inputs	MMC
Common stock price as of June 30, 2026	$1.93
Risk-free interest rate	4.15%
Expected volatility	207%
Dividend yield	3%
Expected term (years)	1.69

As of December 31, 2025, the key Level 3 inputs used were as follows:

Inputs	MMC
Common stock price as of December 31, 2025	$0.42
Risk-free interest rate	3.73%
Expected volatility	242%
Dividend yield	3%
Expected term (years)	2.18

As of June 30, 2026, the fair value of the derivative liability was $4,760,012. During the three and six months ended June 30, 2026, the Company recognized a net increase in the fair value of the derivative liability of $157,532 and $185,032 respectively, recorded as a loss in the unaudited condensed consolidated statement of operations and comprehensive loss.

Amendment to Series A Preferred Stock Certificate of Designation

On April 30, 2026, the Company effected the Reverse Stock Split. In connection with the Reverse Stock Split, the conversion price and the number of shares of common stock issuable upon conversion of the Series A Preferred Stock were proportionately adjusted in accordance with the terms of an amendment to the Certificate of Designation, which was filed with the Secretary of State of Delaware on April 28, 2026, and which became effective immediately upon filing.

Additionally, any share-based inputs used in the valuation of the embedded derivative liability, including the Company’s common stock price, have been adjusted to reflect the Reverse Stock Split. The Reverse Stock Split did not impact the aggregate carrying value of the Series A Preferred Stock classified in mezzanine equity or the fair value measurement methodology of the embedded derivative liability.

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

As of June 30, 2026, there were 5,374,302 shares of common stock and 256,125 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2025, there were 5,269,799 shares of common stock and 250,000 shares of Series A Preferred Stock issued and outstanding.

As of June 30, 2026, 256,125 shares of Series A Preferred Stock were outstanding. The Series A Preferred Stock was excluded from diluted earnings per share for the three and six months ended June 30, 2026, as the assumed conversion of such shares into common stock would have been anti-dilutive.

Stock Based Compensation

Equity Incentive Plan

We maintain the 2022 Plan, under which we may grant awards to employees, officers, directors, and certain other service providers. The compensation committee of the Board (the “Compensation Committee”) administers the 2022 Plan.

Pursuant to the evergreen provision of the 2022 Plan, the number of shares authorized for issuance under the 2022 Plan increases automatically on an annual basis. As a result of such increases, which commenced on October 15, 2025, the aggregate number of shares of common stock authorized for issuance under the 2022 Plan was 638,288 shares as of December 31, 2025.

There were no changes to the number of shares authorized for issuance under the 2022 Plan during the three and six months ended June 30, 2026.

Ending balances for the 2022 Plan for the six months ended June 30, 2026 are as follows:

Description	Number of Shares
Shares available for future issuance under the 2022 Plan as of December 31, 2025	430,123
Restricted stock units granted, net of forfeitures	(110,027)
Common stock issued	(13,066)
Shares available for future issuance under the 2022 Plan as of June 30, 2026	307,030

Stock-based compensation expense for the three and six months ended June 30, 2026, was $368,377 and $712,342, respectively, and for the three and six months ended June 30, 2025, was $192,988 and $271,644, respectively.

Restricted Stock Units

The Company measures compensation cost for all stock-based awards granted to employees and certain other service providers based on the grant-date fair value of the award by ASC 718. The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the date of the grant.

During the six months ended June 30, 2026, the Company granted 216,190 restricted stock units (“RSUs”) and forfeited 106,163 RSUs. The RSUs generally vest over periods ranging from two to four years from the respective grant dates, subject to continued service and other customary terms and conditions, in accordance with the applicable award agreements and the 2022 Plan.

A summary of RSU activity for the six months ended June 30, 2026, is as follows:

	Number of RSUs	Weighted Average Grant Price
Balance as of December 31, 2025	191,687	16.25
RSUs granted	216,190	7.34
RSUs vested	(32,728)	26.65
RSUs forfeited	(106,163)	9.41
Balance as of June 30, 2026	268,986	10.52

As of June 30, 2026, 268,986 RSUs remained outstanding and unvested. In addition, 32,728 RSUs had vested but had not yet been settled through the issuance of common stock as of June 30, 2026. Accordingly, a total of 301,714 RSUs remained outstanding or vested but unsettled as of June 30, 2026. The RSUs were excluded from diluted earnings per share for the three and six months ended June 30, 2026, as their inclusion would have been anti-dilutive.

Short-Term Incentive Plan

On February 4, 2025, the Compensation Committee approved the Company’s 2025 Short-Term Incentive Plan, as amended and restated on April 23, 2026 (the “STIP”), providing for quarterly awards of performance-based RSUs under the 2022 Plan. The STIP is designed to reward executive officers and key employees based on the achievement of quarterly performance targets. The Compensation Committee has full power to administer and interpret the STIP and, in its sole discretion, may establish or amend the rules of general application for the administration of the STIP.    For the three and six months ended June 30, 2026, no quarterly awards were approved by the Compensation Committee under the STIP.

Warrants

During the years ended December 31, 2025 and 2024, the Company issued warrants to purchase shares of its common stock in connection with financing transactions, warrant inducement transactions, public offerings, registered direct offerings, and private placements. The warrants generally have fixed exercise prices, subject to adjustments set forth therein, are exercisable upon issuance or following stockholder approval, as applicable, and have contractual terms ranging from two to five years from their respective issuance dates.

All warrants issued by the Company remain classified as equity instruments and are recorded in additional paid-in capital. During the six months ended June 30, 2026, there were no warrant issuances, exercises, modifications, repricing, or reclassifications. The proportional adjustment to the number of shares issuable upon exercise of the warrants resulting from the Reverse Stock Split was an anti-dilution adjustment under the applicable warrant terms and was not accounted for as a warrant modification or repricing.

As of June 30, 2026, the Company had 436,022 shares of common stock issuable upon exercise of outstanding warrants. The outstanding warrants were excluded from diluted earnings per share for the three and six months ended June 30, 2026 and 2025, as their inclusion would have been anti-dilutive in accordance with ASC 260.

The following table presents the securities that were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Balance as of June 30,
Potential common shares excluded	2026	2025
Warrants	436,022	570,119
Restricted stock units	268,986	31,630
Series A Preferred Stock, if converted	256,125	264,063
Total	961,133	865,812

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

On December 23, 2025, the Company filed a prospectus supplement to its Form S-3 to increase the aggregate offering price of shares of common stock available for issuance under the HCW Sales Agreement to up to $20,000,000. During the quarter ended March 31, 2026, the Company issued an aggregate 10,018 shares of common stock pursuant to its at-the-market (“ATM”) programs, with the last sale thereunder occurring on March 12, 2026, generating net proceeds of approximately $126,150 after deducting commissions and offering-related expenses of approximately $5,192. The amount and timing of future proceeds the Company may receive from the sale of shares of common stock pursuant to the HCW Sales Agreement, if any, will depend on a number of factors, including that the Company is eligible to use the Form S-3 to sell shares thereunder, the number of shares the Company may elect to sell, the timing of such sales and the future market price of the Company’s shares of common stock. As of the date of this Form 10-Q, the Company is unable to sell shares pursuant to the HCW Sales Agreement due to restrictions on the use of its Form S-3.

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

The contingent consideration liability is measured at fair value at each reporting period, with changes in fair value recognized in earnings. During the six months ended June 30, 2026, the Company recognized a gain of $40,027, and during the six months ended June 30, 2025, the Company recognized a gain of $81,000, related to changes in the fair value of contingent consideration.

As of June 30, 2026 and December 31, 2025, the fair value of the Company’s contingent consideration liability relating to reAlpha Mortgage was approximately $304,850, and $344,877, respectively, all of which was classified as Level 3 within the fair value hierarchy. Of the June 30, 2026 balance, $60,184 was classified as a current liability and $244,666 was classified as a non-current liability in the consolidated balance sheet. At December 31, 2025, the balance of $344,877 was classified entirely as a non-current liability.

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

Valuation Inputs — June 30, 2026

Assumptions	reAlpha Mortgage
Required Metric Risk Premium (RMRPC, Continuous)	8.81%
Cost of Debt (KdC, Continuous)	5.97%
Risk-Free Rate (RF)	4.93%

Valuation Inputs — December 31, 2025

Assumptions	reAlpha Mortgage
Required Metric Risk Premium (RMRPC, Continuous)	8%
Cost of Debt (KdC, Continuous)	5.3%
Risk-Free Rate (RF)	4.79%

Legal Matters

Except as noted below, there have been no material changes to the legal proceedings disclosed in the Form 10-K. The Company continues to monitor the status of those proceedings, and developments will be disclosed in future filings as necessary.

GEM Yield Bahamas Limited Litigation

On November 1, 2024, we filed a lawsuit against GYBL in the United States District Court for the Southern District of New York (the “Court”), under which we asserted two causes of action: (i) rescission of the GEM Warrants issued to GYBL under the GEM Agreement, by and among us, GYBL and GEM Global Yield LLC SCS, under Section 29(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement. Following a motion to dismiss filed by GYBL on January 17, 2025, the Court granted such motion to dismiss on March 14, 2025. On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The Second Circuit granted the parties’ stipulation to withdraw the appeal on March 12, 2026.

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

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM evaluates segment performance and allocates resources based on segment revenue and segment adjusted operating income. There were no changes to the Company’s reportable segments or the basis of measurement used by the CODM during the three and six months ended June 30, 2026.

The following table presents information about the Company’s reportable segments for the three and six months ended June 30, 2026, and 2025, along with the items necessary to reconcile segment information to the accompanying consolidated financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by segment
Technology Services	$289,174	$221,909	$552,763	$395,474
Homebuying Services	821,169	1,030,472	1,398,643	1,782,542
Consolidated revenue	1,110,343	1,252,381	1,951,406	2,178,016
Segment cost of revenues
Technology Services	44,818	46,156	84,772	95,961
Homebuying Services	332,578	584,760	581,421	941,923
Consolidated segment cost of revenues	377,396	630,916	666,193	1,037,884
Segment operating expenses
Wages, benefits and payroll taxes
Technology Services	181,625	125,530	476,213	293,345
Homebuying Services	336,337	439,757	708,628	614,075
Marketing and advertising	—
Technology Services	7,869	13,739	14,012	21,628
Homebuying Services	144,778	66,203	390,997	123,098
Professional and legal fees
Technology Services	36,163	52,723	74,421	73,282
Homebuying Services	5,615	29,271	(871)	44,523
Other operating expense
Technology Services	41,599	(19,135)	90,893	30,037
Homebuying Services	153,341	213,183	314,924	350,586
Consolidated segment operating expenses	907,327	921,271	2,069,217	1,550,574
Segment earnings
Technology Services	(22,900)	2,896	(187,548)	(118,779)
Homebuying Services	(151,480)	(302,702)	(596,456)	(291,663)
Total consolidated segment operating loss	(174,380)	(299,806)	(784,004)	(410,442)
Intangible amortization expense	159,590	124,605	317,786	244,605
M&A-related expenses	—	—	—	87,352
Corporate expense	2,561,104	3,664,719	6,074,386	5,768,990
Non-operating other expense (income), net	154,191	728,604	211,636	1,156,513
Net Loss from operations before income taxes	(3,049,265)	(4,817,734)	(7,387,812)	(7,667,902)
Provision for income taxes	—	—	—	—
Net Loss	$(3,049,265)	$(4,817,734)	$(7,387,812)	$(7,667,902)

(1)	Segment operating expenses consist primarily of wages and employee benefits, payroll taxes, marketing and advertising costs, professional and legal fees, and other direct operating expenses attributable to each reportable segment.

(2)	Intangible amortization expense primarily represents the amortization of definite-lived intangible assets recognized in connection with business combinations.

(3)	Acquisition-related costs include, among others, transaction, advisory, legal, and other professional fees incurred in connection with business combinations.

(4)	Other operating expenses primarily consist of general and administrative costs, including office and facility-related expenses, dues and subscriptions, travel and related costs, and other miscellaneous expenses such as insurance, licensing and regulatory fees, bank charges, and technology-related expenses.

(5)	Corporate expense includes costs that are managed at the corporate level and are not allocated to the reportable segments. These expenses consist primarily of executive and functional compensation, deal-related costs, and administrative expenses associated with the corporate headquarters. Unallocated corporate expenses also include finance, human resources, legal, and other management-related costs that are not considered by the CODM in evaluating segment performance.

(6)	Restructuring costs of $68,244 incurred during the three and six months ended June 30, 2026, are included within corporate expense in the Company’s segment expense disclosures. These costs consist primarily of severance and related termination benefits associated with the Plans and are reflected within the operating results of the respective entities in which the costs were incurred.

The following table presents information about the company’s reportable segment assets as of June 30, 2026, and the year ended December 31, 2025:

	As of June 30,	As of December 31,
	2026	2025
Total Assets by Segment
Technology Services	$159,512	$389,911
Homebuying Services	191,395	256,213
Corporate	14,784,100	21,071,207
	$15,135,007	$21,717,331

Corporate assets include cash and cash equivalents of $2,230,607, goodwill of $7,459,125, intangible assets of $4,031,464, and other corporate assets of $1,062,904, consisting primarily of accounts receivable, prepaid expenses, other current assets, escrow deposits, property and equipment, net, and investments. These assets are managed at the corporate level and are not allocated to or included in the measure of segment assets reviewed by the CODM in evaluating segment performance and allocating resources. Accordingly, corporate assets totaling $14,784,100 are presented as Corporate in the reconciliation of reportable segment assets to consolidated total assets. The attribution of goodwill and other assets to reporting units or asset groups for impairment testing purposes is performed under the applicable impairment guidance and does not represent the measure of segment assets reviewed by the CODM.

Note 14 - Revenue

Revenue is disaggregated by reportable segment, consistent with how the Company manages its operations and evaluates performance. (see “Note 13 - Segment Reporting” for more information regarding the Company’s reportable segments).

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

Prevu and reAlpha Realty generates revenue from brokerage commissions earned upon the successful completion of residential real estate transactions. Revenue is recognized at a point in time upon closing. Commission rebates provided to customers are recorded as a reduction of revenue at closing.

The following table presents our revenue disaggregated by revenue type:

	For the three months ended June 30, 2026		For the Six months ended June 30, 2026
	Services transferred at a Point in time	Services transferred Over time	Services transferred at a Point in time	Services transferred Over time

Technology Services	$87,302	$201,872	$162,150	$390,613
Homebuying Services	821,169	—	1,398,643	—

Total	$908,471	$201,872	$1,560,793	$390,613

	For the three months ended June 30, 2025		For the Six months ended June 30, 2025
	Services transferred at a Point in time	Services transferred Over time	Services transferred at a Point in time	Services transferred Over time

Technology Services	$147,877	$74,032	$305,865	$89,609
Homebuying Services	1,030,472	—	1,782,542	—

Total	$1,178,349	$74,032	$2,088,407	$89,609

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2026, the Company estimated that $256,713 of revenue related to the technology services segment is expected to be recognized in future periods for performance obligations that were yet to be satisfied (or partially unsatisfied) as of the end of the reporting period. The Company expects to recognize $236,404 of Technology Services performance obligations as revenue during the remainder of 2026.

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

The following table provides information about contract liabilities from contracts with customers:

	June 30, 2026	December 31, 2025
Deferred revenue	$256,713	$396,227

During the six months ended June 30, 2026, the Company recognized $271,520 of revenue that was included in contract liabilities on December 31, 2025.

Note 15 - Subsequent Events

On August 1, 2026, pursuant to the terms of the Prevu Merger Agreement, the Company issued an aggregate of 426,848 shares of its common stock, valued at approximately $1.4466 per share, to certain former stockholders of Prevu. In addition, 5,184 shares of common stock remain issuable to one former Prevu stockholder upon completion of the documentation necessary to effect such issuance. The aggregate value of approximately $624,977 includes both the shares issued on August 1, 2026 and the 5,184 shares remaining to be issued, with approximately $23 payable in cash in lieu of fractional shares pursuant to the Prevu Merger Agreement.

The issuance occurred subsequent to June 30, 2026 and, accordingly, is not reflected in the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

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

Description of Our Segments

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

Technology Services

Our technology services segment includes: (i) software development services provided to third-party customers by reAlpha Tech Corp.; (ii) software development and other technology support services provided by reAlpha Nepal to us under an intercompany services agreement; and (iii) the AI-powered conversational platform provided to customers by AiChat. We expect that our technology services segment will benefit from the current growth of the AI industry, and we believe that we are well-positioned to take advantage of these current trends due to our early adoption of AI for the development of our technologies.

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

Pursuant to the terms and conditions of the Merger Agreement, we agreed to pay the Stockholders an aggregate amount of $8,500,000, subject to certain closing adjustments, consisting of: (i) $500,000 in cash to be paid on the closing date of the Proposed Merger, less any applicable withholding tax payable by the Stockholders in accordance with the terms of the Merger Agreement; (ii) $1,500,000 in shares of our common stock to be issued on the closing date of the Proposed Merger and valued based on the volume-weighted average price (“VWAP”) of our common stock as reported on Nasdaq for the ten (10) consecutive trading day period ending on and including the trading day that is one (1) trading day prior to the date of the Merger Agreement; and (iii) $6,500,000 payable in bi-annual payments over three (3) years following the closing date of the Proposed Merger, either in cash or shares of common stock (the “Additional Payment Purchaser Stock”), at our sole discretion, with such Additional Payment Purchaser Stock, if any, valued based on the VWAP of our common stock as reported on Nasdaq, for the ten (10) consecutive trading days ending on the date immediately prior to the date on which such issuance is to be made.

Under the terms of the Merger Agreement, the completion of the Proposed Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, the receipt of the Regulatory Approvals (as defined in the Merger Agreement), in each case subject to certain limitations further described in the Merger Agreement. The Proposed Merger is targeted to close by the end of August 2026, subject to Regulatory Approvals and other customary closing conditions

Reverse Stock Split

On May 20, 2025, we received a deficiency letter from Nasdaq notifying us that our common stock had failed to maintain the minimum $1.00 closing bid price required for continued listing under Nasdaq Listing Rule 5550(a)(2). On March 30, 2026, the Board approved a 1-for-25 reverse stock split of our issued and outstanding shares of common stock, which was previously approved by our stockholders at the 2025 annual meeting of stockholders. Subsequently, we filed an amendment to our certificate of incorporation with the Secretary of State of Delaware on April 28, 2026, pursuant to which the Reverse Stock Split became effective on April 30, 2026. On May 14, 2026, we received written confirmation from Nasdaq notifying us that we have regained compliance with Nasdaq Listing Rule 5550(a)(2).

In connection with the Reverse Stock Split, we also filed an amendment to the Certificate of Designation with the Secretary of State of Delaware on, which became effective immediately upon filing, which amended the formula set forth in the Certificate of Designation for the adjustment of the conversion price of the Series A Preferred Stock upon any stock dividend, subdivision or combination of the Company’s outstanding shares of common stock, including in connection with the Reverse Stock Split.

Impact of Macroeconomic Conditions, Cyclicality and Seasonality on our Business

U.S. inflation remained above the Federal Reserve’s stated 2% target during the second quarter of 2026, increasing 3.5% over the year ended in June 2026, down from 4.2% over the year ended May 2026. In response to continued inflationary pressures, the Federal Reserve held the target federal funds rate steady at a range of 3.5% to 3.75% at both its April and June 2026 meetings. The Federal Reserve also noted that uncertainty around the economic outlook remained elevated, partly due to geopolitical developments in the Middle East.

Mortgage rates remained elevated during the second quarter of 2026, with the average 30-year fixed mortgage rate remaining near the mid-6% range in June 2026. Elevated borrowing costs, combined with elevated home prices and constrained housing inventory, have continued to affect affordability and home purchase activity. These factors, along with macroeconomic uncertainty, have contributed to mixed transaction volumes across the housing market. For example, in June 2026, existing-home sales in the U.S. increased 2.8% year-over-year to a seasonally adjusted annual rate of 4.09 million, while single-family home sales increased 3.3% year-over-year to a seasonally-adjusted annual rate of 3.73 million.

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

	Six Months Ended
	June 30,	June 30,
	2026	2025
Total transaction volume	$150,368,178	$88,388,063
Revenue	$1,951,406	$2,178,016
Cash and cash equivalents	$2,230,607	$587,311
Gross profit margin	66%	52%
Net loss	$(7,387,812)	$(7,667,902)
Adjusted EBITDA	$(6,066,798)	$(5,625,233)

Total Transaction Volume

Total transaction volume is a key measure of the operational scale of our homebuying services offerings, and a key indicator of the reAlpha platform’s capacity and scalability that supports our revenue and drives expansion across our homebuying services segment. We define total transaction volume as the aggregate dollar volume of transactions generated across our real estate brokerage, mortgage, and title services during the applicable trailing twelve-month period.  This includes (i) the closing sale prices of residential properties transacted through our realty services, (ii) the principal loan amounts closed through our mortgage brokerage operations, and (iii) the underlying property transaction value associated with title services provided during the period. We present total transaction volume on a trailing twelve-month basis to provide a view of transaction activity that smooths seasonal fluctuations and reflects the overall economic throughput of our platform. Total transaction volume is influenced by transaction activity across our business, home prices in the markets we serve, mortgage origination activity, service adoption rates, seasonality, and macroeconomic conditions, including interest rate levels and housing affordability. Management believes total transaction volume is useful in understanding period-over-period changes in transaction activity, evaluating the effectiveness of our agent network and marketing initiatives and assessing the overall health and growth trajectory of our business.

For realty transactions, we include the full closing sale price for each transaction, regardless of whether our brokerage represented the buyer, the seller, or both sides of the transaction, in accordance with applicable laws and disclosure requirements. Since customers may utilize more than one of our services in connection with a single underlying property transaction, the same property transaction value may be included in more than one component of total transaction volume. As a result, total transaction volume may exceed the dollar value of unique underlying residential property transactions completed during the period. This metric also excludes rental transactions that may be offered by Prevu to customers from time to time, which are not material to our operations.

Further, although our revenue is primarily generated as a percentage of total transaction volume, it does not directly correspond to revenue recognized in the period. As such, total transaction volume is not a measure of revenue and is not directly comparable to revenue recognized during the six months ended June 30, 2026. Total transaction volume reflects the full value of the underlying transactions generated during the applicable trailing twelve-month period, whereas revenue reflects only the commissions, fees and other amounts recognized during the applicable six-month financial reporting period. The relationship between total transaction volume and revenue may also vary depending on the mix of services provided, the timing of revenue recognition, customer adoption of multiple services and applicable fee arrangements. Accordingly, changes in total transaction volume may not correspond directly or proportionately with changes in revenue and it should not be viewed as a measure or predictor of revenue for any particular financial reporting period.

As of June 30, 2026, our total transaction volume, measured on a trailing twelve-month basis, increased to approximately $150.4 million, or approximately a 70% increase, compared to June 30, 2025, which increase was primarily driven by the expansion, scaling and full integration of reAlpha Mortgage’s mortgage brokerage operations into our business, as well as the expansion of our real estate brokerage footprint and integrated realty-and-mortgage service coverage following the acquisition of Prevu. The increase in total transaction volume did not result in a proportionate increase in revenue, primarily due to the mix of services contributing to transaction volume, including the impact of Prevu following its acquisition in November 2025.

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

For the six months ended June 30, 2026, revenue was $1,951,406, compared to $2,178,016 for the six months ended June 30, 2025, representing a decrease of approximately 10%.

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

Cash and cash equivalents are influenced by operating performance, timing of transaction activity, capital raising activities, debt service requirements, and investments in technology, research and development, and acquisitions. As of June 30, 2026, cash and cash equivalents were $2,230,607, higher than the balance as of June 30, 2025 but lower than the $7,783,529 as of December 31, 2025, reflecting significant operating cash burn during the current period.

Gross profit margin

Gross profit margin represents gross profit as a percentage of revenue and reflects the efficiency of our operations after direct costs associated with delivering our homebuying services and technology services.

Management evaluates gross profit margin as an indicator of operating efficiency and unit economics across our services. Gross profit margin is influenced by service mix, total transaction volume, pricing dynamics, compensation and commission structures, and costs associated with operating and supporting our platform, including technology and service delivery expenses.

In the six months ended June 30, 2026, our gross profit margin increased to approximately 66% from 52% in the six months ended June 30, 2025. This increase in gross profit margin was mainly a result of lower cost of revenues, which was primarily due to the rescission of the GTG Financial and the absence of the cost of operations from GTG Financial, which had historically incurred higher cost of revenues than our other operating subsidiaries, and the increase in subscription-related revenue from AiChat’s platform, which also carries higher gross profit margins than our real estate and mortgage operations, resulting in an overall higher profit gross margin for the current period.

Net loss

Net loss represents loss from continuing operations before tax. Management uses this measure to evaluate our underlying business performance and to plan and forecast its operations.

In the six months ended June 30, 2026, our net loss, narrowed by approximately 4% to $(7,387,812), compared to $(7,667,902) for the six months ended June 30, 2025. This change was primarily a result of lower marketing and advertising expenses, driven by reduced non-cash marketing expense recognized in connection with the MMC media-for-equity transaction, as well as lower professional and legal fees following the absence of prior-year costs associated with financing and capital-raising activities. This decrease was partially offset by higher wages, benefits and payroll taxes resulting from increased headcount following our recent acquisition, as well as restructuring costs incurred in connection with a reduction in force implemented during the current period. For additional discussion regarding the drivers of the period-over-period change, see “Results of Operations” below.

Adjusted EBITDA

We use Adjusted EBITDA, a non-U.S. GAAP financial measure, to evaluate our operating performance and facilitate comparisons across periods and with peer companies. We reconcile our Adjusted EBITDA to our net income (loss) adjusted to exclude interest expense, depreciation and amortization, changes in fair value of contingent consideration and preferred stock, share-based compensation, and other non-cash, non-operating, or non-recurring items that we believe are not indicative of our core business operations. We believe this measure provides useful insight into our ongoing performance; however, it should not be considered a substitute for, or superior to, net income or other financial information prepared in accordance with U.S. GAAP. For more information about how we use this non-GAAP financial measure in our business, the limitations of this measure, and reconciliation of this measure to the most directly comparable GAAP financial measure, see the section titled “Non-GAAP Financial Measures” below.

In the six months ended June 30, 2026, our Adjusted EBITDA was $(6,066,798), compared to $(5,625,233) in the six months ended June 30, 2025, a decrease of approximately 8%. This decrease reflects a change in the mix of adjustments. The prior-year period benefited from larger non-cash and financing-related add-backs for non-recurring items, including a $250,000 GEM commitment fee, $230,774 of equity offering costs, $242,502 of loan discount amortization, and higher interest expense of $253,950, that did not recur, or were significantly lower, in 2026. This decline in add-backs more than offset an increase in non-cash share-based compensation adjustments, which rose to $712,342 from $271,644, as well as $68,244 of expense related to restructuring incurred in the current period.

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

There have been no material changes to the Company’s critical accounting policies or the methods used in applying those policies during the three months ended June 30, 2026. For a full description of our critical accounting policies and significant estimates, refer to the audited consolidated financial statements and accompanying notes included in our Form 10-K, and “Note 2 - Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included in this report.

Results of Operations

Three Months Ended June 30, 2026, Compared with Three Months Ended June 30, 2025

	Three months ended
	June 30,	June 30,
	2026	2025
Revenue	$1,110,343	$1,252,381
Cost of revenue	(377,396)	(630,916)
Gross profit	$732,947	$621,465
Operating expense	(3,628,021)	(4,710,595)
Operating loss	(2,895,074)	(4,089,130)
Other expense	(154,191)	(728,604)
Loss from continuing operations before tax	(3,049,265)	(4,817,734)

Revenue. Revenue was $1,110,343 for the three months ended June 30, 2026, compared to $1,252,381 for the three months ended June 30, 2025, representing a decrease of approximately 11%. Revenue for the three months ended June 30, 2026, consisted of $821,169 from our homebuying services segment, and $289,174 from our technology services segment, compared to $1,030,472 and $221,909, respectively, for the three months ended June 30, 2025.

The decrease in revenue from our homebuying services segment was primarily attributable to the absence of revenue from GTG Financial in the current period following the rescission of the GTG Financial acquisition in August 2025. GTG Financial contributed $568,206 of revenue during the three months ended June 30, 2025. This decrease was partially offset by an increase in revenue generated from real estate brokerage transactions through Prevu’s operations, which contributed $369,572 during the three months ended June 30, 2026, compared to no such revenue during the three months ended June 30, 2025. Although we recently modified our commission rebate structure, we have not experienced a material change in revenue generated by our homebuying services segment under the new structure. We continue to evaluate the impact of this change on revenue, total transaction volume, and customer adoption.

Revenue from our technology services segment increased primarily due to higher subscription revenue from AiChat’s platform, which generated $244,175 during the three months ended June 30, 2026, compared to $158,660 during the three months ended June 30, 2025.

Cost of revenue. Cost of revenue was $377,396 for the three months ended June 30, 2026, compared to $630,916 for the three months ended June 30, 2025, a decrease of approximately 40%. The decrease was primarily attributable to the absence of direct costs associated with the operations of GTG Financial, which had historically incurred higher cost of revenue than our other homebuying services operating subsidiaries. Cost of revenue for the current period reflects direct expenses associated with delivering our mortgage brokerage, real estate brokerage, and technology services, including compensation-related costs for personnel supporting loan origination and customer interactions.

Operating expenses. Operating expenses were $3,628,021 for the three months ended June 30, 2026, compared to $4,710,595 for the three months ended June 30, 2025, a decrease of approximately 23%. The decrease in operating expenses was primarily driven by a decrease in marketing and advertising expenses, as well as a reduction in professional and legal fees. The decrease in marketing and advertising expenses was primarily attributable to the absence of non-cash marketing expense recognized under the MMC media-for-equity transaction (see “Note 10 - Mezzanine Equity and Preferred Stock Embedded Derivative Liability” for more information), with marketing and advertising expenses decreasing to $178,076 for the three months ended June 30, 2026, from $1,483,672 for the three months ended June 30, 2025 . As the Company fully utilized all marketing credits under the MMC program in prior periods, there were no non-cash marketing expenses recognized during the three months ended June 30, 2026. Professional and legal fees decreased primarily due to lower legal, accounting, and other professional service costs incurred during the three months ended June 30, 2026, declining to $650,294 from $1,003,732 for the three months ended June 30, 2025. The prior-year period included higher legal and professional fees associated with financing and capital-raising activities that did not occur during the current period. During the three months ended June 30, 2026, the Company also implemented a restructuring plan, including a reduction in force, to improve operating efficiency and better align its cost structure with its strategic objectives. While the related restructuring costs were not material to the current-period operating expense variance, management expects these initiatives to support a more efficient operating cost structure over time.

Other expenses. Other expense was $154,191 for the three months ended June 30, 2026, compared to $728,604 for the three months ended June 30, 2025. The decrease in other expense was primarily attributable to lower interest expense, which decreased to $16,790 for the three months ended June 30, 2026, from $242,639 for the three months ended June 30, 2025, following the repayment of debt outstanding during the prior comparable period, as well as lower financing-related costs, including the absence of amortization of commitment fees incurred in the prior-year period. These decreases were partially offset by a smaller gain recognized from the change in fair value of contingent consideration (see “Note 12 – Commitments and Contingencies—Contingent Consideration” for more information), which was $21,677 for the three months ended June 30, 2026, compared to $174,000 for the three months ended June 30, 2025.

Six Months Ended June 30, 2026, Compared with Six Months Ended June 30, 2025

	Six months ended
	June 30,	June 30,
	2026	2025
Revenue	$1,951,406	$2,178,016
Cost of revenue	(666,193)	(1,037,884)
Gross profit	$1,285,213	$1,140,132
Operating expense	(8,461,389)	(7,651,521)
Operating loss	(7,176,176)	(6,511,389)
Other (expense) income	(211,636)	(1,156,513)
Loss from continuing operations before tax	(7,387,812)	(7,667,902)

Revenue. Revenue was $1,951,406 for the six months ended June 30, 2026, compared to $2,178,016 for the six months ended June 30, 2025, representing a decrease of approximately 10%. Revenue for the six months ended June 30, 2026, consisted of $1,398,643   from our homebuying services segment and $552,763 from our technology services segment, compared to $1,782,542 and $395,474, respectively, for the six months ended June 30, 2025.

The decrease in revenue from our homebuying services segment was primarily attributable to the absence of the $954,800 of revenue generated by GTG Financial during the six months ended June 30, 2025, following the rescission of the GTG Financial acquisition in August 2025. This decrease was partially offset by an increase in revenue generated from real estate brokerage transactions through Prevu’s operations, which contributed $543,264 during the six months ended June 30, 2026, compared to no such revenue during the six months ended June 30, 2025. Although we recently modified our commission rebate structure, we have not experienced a material change in revenue generated by our homebuying services segment under the new structure. We continue to evaluate the impact of this change on revenue, total transaction volume, and customer adoption.

Although total transaction volume increased, revenue decreased during the six months ended June 30, 2026, primarily due to the absence of revenue from GTG Financial, partially offset by revenue generated through Prevu’s operations. In addition, total transaction volume is measured on a trailing twelve-month basis and reflects the full value of the underlying transactions, whereas revenue reflects the commissions, fees and other amounts recognized during the applicable six-month period. Accordingly, changes in total transaction volume may not correspond directly or proportionately with changes in revenue.

Revenue from our technology services segment increased primarily due to higher subscription revenue from AiChat’s platform, which generated $462,763 during the six months ended June 30, 2026, compared to $268,212 during the six months ended June 30, 2025.

Cost of revenue. Cost of revenue was $666,193 for the six months ended June 30, 2026, compared to $1,037,884 for the six months ended June 30, 2025, a decrease of approximately 36%. The decrease was primarily attributable to the absence of direct costs associated with the operations of GTG Financial, which had historically incurred higher cost of revenue than our other homebuying services operating subsidiaries. Cost of revenue for the current period reflects direct expenses associated with delivering our mortgage brokerage, real estate brokerage, and technology services, including compensation-related costs for personnel supporting loan origination and customer interactions.

Operating expenses. Operating expenses were $8,461,389 for the six months ended June 30, 2026, compared to $7,651,521 for the six months ended June 30, 2025, an increase of approximately 11%. The increase in operating expenses was primarily driven by higher wages due to our increased headcount following our recent acquisition, which was partially offset by a decrease in marketing and advertising expenses and a reduction in professional and legal fees. Wages, benefits and payroll taxes increased to $4,157,988 for the six months ended June 30, 2026, from $2,636,525 for the six months ended June 30, 2025. Marketing and advertising expenses decreased to $1,440,059 for the six months ended June 30, 2026, from $2,002,611 for the six months ended June 30, 2025. The decrease in marketing and advertising expenses was primarily attributable to lower non-cash marketing expense recognized under the MMC media-for-equity transaction (see “Note 10 - Mezzanine Equity and Preferred Stock Embedded Derivative Liability” for more information), as the Company fully utilized a significant portion of its marketing credits in prior periods. Of the current period amount, approximately $593,429 was non-cash expense recognized in connection with the utilization of pre-paid marketing credits, while our cash marketing and advertising expenses were approximately $846,630 for the six months ended June 30, 2026. Professional and legal fees decreased to $1,380,923 for the six months ended June 30, 2026, from $1,745,891 for the six months ended June 30, 2025. The prior-year period included higher legal and professional fees associated with financing and capital-raising activities that did not occur during the current period. During the six months ended June 30, 2026, the Company also implemented a restructuring plan, including a reduction in force, to improve operating efficiency and better align its cost structure with its strategic objectives. While the related restructuring costs were not material to the current-period operating expense variance, management expects these initiatives to support a more efficient operating cost structure over time.

Other expenses. Other expense was $211,636 for the six months ended June 30, 2026, compared to $1,156,513 for the six months ended June 30, 2025. The decrease in other expense was primarily attributable to lower interest expense, which decreased to $41,465 for the six months ended June 30, 2026, from $447,702 for the six months ended June 30, 2025, following the repayment of debt outstanding during the prior-year period, as well as lower other financing-related costs, including the absence of amortization of commitment fees incurred in the prior-year period. These decreases were partially offset by a smaller gain recognized from the change in the fair value of contingent consideration, which was $40,027 for the six months ended June 30, 2026, compared to $81,000 for the six months ended June 30, 2025 (see “Note 12 – Commitments and Contingencies – Contingent Consideration” for more information).

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

The following table provides a reconciliation of net income to Adjusted EBITDA for the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net loss	$(3,049,265)	(4,817,734)	$(7,387,812)	(7,667,902)
Adjusted to exclude the following
Depreciation and amortization	170,680	131,045	332,739	261,444
Amortization of loan discounts and origination fee	-	121,251	-	242,502
Impairment of capitalized software development- work in progress	-	105,900	-	105,900
Changes in fair value of contingent consideration(1)	(21,677)	(174,000)	(40,027)	(81,000)
Change in fair value of derivative liability(2)	157,532	417,705	185,032	417,705
Loss on equity method investments	2,951	1,526	5,180	2,398
Interest expense	16,790	191,454	41,465	253,950
GEM commitment fee	-	125,000	-	250,000
Share-based compensation (3)	368,377	192,988	712,342	271,644
Equity offering costs	-	230,774	-	230,774
Impairment of intangible assets(4)	16,039	-	16,039	-
Acquisition-related expenses	-	-	-	87,352
Expense related to restructuring	68,244	-	68,244	-
Adjusted EBITDA	$(2,270,329)	(3,474,091)	$(6,066,798)	(5,625,233)

(1)	Represents non-cash changes in the fair value of contingent consideration payable to reAlpha Mortgage which is calculated based on revenue and EBITDA targets (see “Note 12 – Commitments and Contingencies” for more information).

(2)	Represents non-cash changes in the fair value of derivative liability recorded in connection with our media-for-equity transaction with MMC (see “Note 10 - Mezzanine Equity and Preferred Stock Embedded Derivative Liability” for more information).

(3)	Represents non-cash stock-based compensation expenses recognized during the period (see “Note 11 - Stockholders’ Equity” for more information).

(4)	Represents impairment of intangible assets during the period (see “Note 6 - Goodwill and Intangible Assets” for more information).

(5)	Represents restructuring costs incurred in connection with the Plans (see “Note 1 - Organization and Description of Business” for more information).

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

We had cash and cash equivalents of $2.2 million as of June 30, 2026, and $7.8 million as of December 31, 2025. Based on our estimates, we believe we do not have sufficient working capital to meet our financial needs for the 12-month period following the date that the unaudited condensed consolidated financial statements included in this report are issued. Further, based on our current operating plans, we estimate that our cash and cash equivalents as of June 30, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements for a period of three months as of the filing date of this report. These conditions, including recurring operating losses, negative operating cash flows, limited cash resources relative to projected cash requirements, and dependence on external financing, raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements included in this report are issued (see “Note 3 - Going Concern” for more information).

Accordingly, to the extent that collections from our operations cannot fund our operations beyond such period, we intend to utilize equity or debt offerings to raise additional funds, although volatility in the capital markets may negatively affect our ability to do so on terms acceptable to us, or at all. As part of these efforts, we previously raised capital through equity offerings and utilized our At the Market (“ATM”) program with H.C. Wainwright & Co., LLC (“Wainwright”) to raise working capital, and during the three months ended March 31, 2026, we raised approximately $126,150 in net proceeds through such ATM program (see “Note 11 - Stockholders’ Equity” for more information). However, the amount and timing of future proceeds we may receive from the sale of shares of common stock pursuant to the ATM program with Wainwright, if any, will depend on a number of factors, including that we are eligible to use a Registration Statement on Form S-3 to sell shares thereunder, the number of shares we may elect to sell, the timing of such sales and the future market price of our shares of common stock. As of the date of this report, we are unable to sell shares pursuant to the ATM program with Wainwright due to restrictions on the use of our Form S-3, which may have a material adverse impact on our liquidity and ability to raise capital efficiently when needed.

We may also receive proceeds from the cash exercises of warrants outstanding as of June 30, 2026. As of such date, our outstanding warrants are exercisable into an aggregate of 436,022 shares of common stock. If all such warrants other than the GEM Warrants were exercised for cash, we can potentially receive aggregate gross proceeds of $4.7 million. The amount of cash proceeds that we may ultimately receive is dependent upon the trading price of our common stock and other market conditions, and there can be no assurance that such warrants will be exercised.

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

Contractual Commitments and Obligations

Acquisition of Prevu

In connection with the acquisition of Prevu, we are obligated to pay deferred consideration totaling $2.5 million pursuant to the terms of the Prevu Merger Agreement. The deferred consideration is payable in four equal installments of $625,000 over an 18-month period following the closing date, payable in cash or shares of our common stock, at our sole discretion. On March 16, 2026, we satisfied $617,495 of our deferred consideration obligation through the issuance of shares of common stock. As of June 30, 2026, the remaining deferred consideration of approximately $1,831,349 was classified as a current liability, as all remaining installments are due within the next 12 months (see “Note 9 – Deferred Liabilities” for more information). Subsequent to June 30, 2026, we satisfied an additional deferred consideration installment through the issuance of shares of common stock (see “Note 15 – Subsequent Events” for more information). To the extent we elect to satisfy future payments in cash, such payments will reduce our available liquidity. To the extent we elect to satisfy future payments through the issuance of shares of common stock, existing stockholders will experience dilution.

Proposed Merger with InstaMortgage

On December 19, 2025, we entered into the Merger Agreement to acquire 100% of the outstanding equity of InstaMortgage for total consideration of approximately $8.5 million, payable in a combination of cash and shares of our common stock, including deferred consideration. The transaction is targeted to close by the end of August 2026, subject to regulatory approvals and other customary closing conditions. In connection with this proposed acquisition, we will be required to pay cash consideration of approximately $0.5 million and issue approximately $1.5 million in shares of our common stock if and when the acquisition is consummated. As of June 30, 2026, the $0.5 million cash consideration is being held in escrow. (see “Recent Developments - Proposed Merger with InstaMortgage Inc.” for more information).

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six Months Ended
	June 30,	June 30,
Particulars	2026	2025
Net cash used in operating activities	$(5,478,111)	$(4,602,029)
Net cash (used in) provided by investing activities	$(116,862)	$191,132
Net cash provided by financing activities	$42,312	$1,874,264

Cash Flows from Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $5,478,111, compared to $4,602,029 for the six months ended June 30, 2025, an increase of $876,082. The increase in net cash used in operating activities was primarily attributable to higher personnel-related costs, including increased wages and benefits and stock-based compensation associated with additional RSU and common stock grants to employees and directors, as well as changes in working capital during the current period. These increases were partially offset by lower non-cash marketing expense following the utilization of the remaining MMC marketing credits in prior periods.

Cash Flows from Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $116,862, compared to net cash provided by investing activities of $191,132 for the six months ended June 30, 2025, a change of $307,994. The change was primarily attributable to the absence of cash acquired as part of business combinations during the six months ended June 30, 2026. During the prior-year period, the Company acquired cash and cash equivalents through business acquisitions, which increased net cash provided by investing activities for such period.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $42,312, compared to $1,874,264 for the six months ended June 30, 2025, a decrease of $1,831,952. Net cash provided by financing activities during the six months ended June 30, 2026, was lower than in the prior-year period primarily because we raised significantly less capital through equity issuances, including through our ATM program, during the current period. In addition, $617,495 of the first deferred consideration payment related to the Prevu acquisition was satisfied through the issuance of common stock during the period. The remaining portion of the installment was not issued as of June 30, 2026 due to pending documentation required to complete the issuance. The $617,495 settlement was a non-cash financing activity and, accordingly, did not affect cash flows from financing activities.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GEM Lawsuit

On November 1, 2024, we filed a lawsuit against GYBL in the Court pursuant to which we asserted two causes of action: (i) rescission of the GEM Warrants issued to GYBL under the GEM Agreement, by and among us, GEM, under Section 29(b) of the Exchange Act, due to GYBL’s underlying violation of Section 15(a) of the Exchange Act for effecting the GEM Warrants as an unregistered dealer, and (ii) in the alternative, a declaratory judgment that the exercise price adjustment calculation of the GEM Warrants is governed by the terms provided in the GEM Warrants, rather than the terms of the GEM Agreement. Following a motion to dismiss filed by GYBL on January 17, 2025, the Court granted such motion to dismiss on March 14, 2025. On April 15, 2025, we filed an appeal of the Court’s decision dismissing our case to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The Second Circuit granted the parties’ stipulation to withdraw the appeal on March 12, 2026.

Additionally, following the Court’s grant of GYBL’s motion to dismiss our lawsuit, GYBL filed a separate lawsuit against us, in which GYBL is asserting two causes of action against us: (1) breach of the terms of the GEM Warrants, and (2) declaratory relief concerning the validity and enforceability of the GEM Warrants. In addition to the declaratory relief, GYBL is seeking monetary damages in an amount to be determined at trial, specific performance of the GEM Warrants and attorneys’ fees and litigation costs. On June 9, 2025, we filed a motion to dismiss this lawsuit from GYBL. GYBL responded to our motion to dismiss on June 23, 2025, asserting that our motion to dismiss should be denied, or, in the alternative, GYBL should be given leave to further amend its complaint. On June 30, 2025, the Company filed a reply in support of its motion to dismiss. On August 21, 2025, the Court granted, in part, our motion to dismiss the amended complaint with respect to GYBL’s claim for declaratory relief concerning the validity and enforceability of the GEM Warrants. The Court denied our motion to dismiss in all other respects. Following the Court’s partial grant and partial dismissal of our motion to dismiss, we filed an answer to GYBL’s amended complaint on September 4, 2025. The parties have engaged in discussions with respect to a potential settlement of this matter. These discussions are currently ongoing, and we cannot predict the likelihood or terms of any potential settlement at this time

ITEM 1A. RISK FACTORS

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

Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements, management has concluded that there is substantial doubt about our ability to continue as a going concern (see “Note 3 - Going Concern” for more information). Our recurring losses, negative cash flow and the uncertainties surrounding our ability to execute and to realize our planned revenue growth and expected benefits from our operational improvement initiatives, could impact our future profitability and liquidity, which could in the future raise substantial doubt about our ability to continue to execute our operating plan as currently intended and require us to seek additional financing. If adequate funds or additional financings are not available, if and when needed, or if the terms of potential funding sources are unfavorable, our business, financial condition, and results of operations could be materially and adversely affected. Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not achieved profitability and have incurred losses since inception. For the quarter ended June 30, 2026, we recorded a net loss of $(3,049,265). For the year ended December 31, 2025, we recorded a net loss of $17,590,392. As of June 30, 2026, we had an accumulated deficit of $(63,444,055). While we have experienced revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest diligently in sales and marketing efforts. In addition, we expect to incur significant additional legal, accounting, compliance and other expenses related to public company compliance and the expansion of our business. If our revenue fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

We are currently ineligible to use a Registration Statement on Form S-3 to register the offer and sale of our securities until April 2027, which could adversely impact our ability to raise future capital on acceptable terms to us, or at all.

We are currently not eligible to utilize our “shelf” Registration Statement on Form S-3 to conduct offerings of our securities until April 2027. Until such time that we become eligible to utilize the Form S-3, if we determine to pursue an offering, we would be required to conduct the offering on an exempt basis or file a Registration Statement on Form S-1. Using a Registration Statement on Form S-1 for a public offering, for instance, would likely take significantly longer than using a Registration Statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity, ability to raise capital or complete acquisitions in a timely manner. The use of a Registration Statement on Form S-1 would also limit our flexibility as to the terms, timing or manner of any such offering, making it more difficult to execute any such transaction successfully and potentially harming our financial condition. Further, there can be no assurance that any financing using alternative methods will be available on acceptable terms, in the amounts needed, or at all.

If we are unable to maintain compliance with the continued listing requirements of the Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and could be delisted from Nasdaq due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, and we are in compliance with Nasdaq’s continued listing requirements as of the date of this report, we can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including, but not limited to, the corporate governance requirements and the minimum closing bid price requirement, the minimum equity requirement or the market value of listed securities requirement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Number	Document
2.1#	Agreement and Plan of Merger, dated as of November 21, 2025, among reAlpha Tech Corp., Prevu, Inc., reAlpha Merger Sub, Inc. and Thomas Kutzman, as stockholder representative (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on November 25, 2025).

2.2#	Agreement and Plan of Merger, dated as of December 19, 2025, among reAlpha Tech Corp., InstaMortgage Inc., reAlpha Merger Sub I, Inc. and the Stockholders (previously filed as Exhibit 2.1 of Form 8-K filed with the SEC on December 22, 2025).

3.1	Certificate of Incorporation, as amended and restated (previously filed as Exhibit 3.1 of Form S-11 filed with the SEC on August 8, 2023).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended and restated, of reAlpha Tech Corp., filed with the Secretary of State of the State of Delaware on April 28, 2026 (previously filed as Exhibit 3.1 of Form 8-K filed with the SEC on April 28, 2026).

3.3	Second Amended and Restated Bylaws (previously filed as Exhibit 3.2 of Form S-11 filed with the SEC on August 8, 2023).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on February 20, 2025 (previously filed as Exhibit 3.1 of Form 8-K filed with the SEC on February 24, 2025).

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on April 28, 2026 (previously filed as Exhibit 3.3 of Form 8-K filed with the SEC on April 28, 2026).

4.1	Form of Warrant (previously filed as Exhibit 6.3 of Form 1-U filed with the SEC on December 5, 2022).

4.2	Form of Common Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on November 21, 2023).

4.3	Warrant Agency Agreement (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on November 21, 2023).

4.4	Secured Promissory Note, dated as of August 14, 2024 (previously filed as Exhibit 4.4 of Form 10-Q filed with the SEC on August 14, 2024).

4.5	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on April 7, 2025).

4.6	Form of Series A-1 Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on July 18, 2025).

4.7	Form of Series A-2 Warrant (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on July 18, 2025).

4.8	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 of Form 8-K filed with the SEC on July 18, 2025).

4.9	Form of Warrant (previously filed as Exhibit 4.1 of Form 8-K filed with the SEC on July 22, 2025).

4.10	Form of Placement Agent Warrant (previously filed as Exhibit 4.2 of Form 8-K filed with the SEC on July 22, 2025).

10.1+	Amended and Restated 2025 Short-Term Incentive Plan (previously filed as Exhibit 10.1 of Form 8-K filed with the SEC on April 28, 2026).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALPHA TECH CORP.

Date: August 14, 2026	By:	/s/ Michael J. Logozzo
Michael J. Logozzo
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Thomas J. Kutzman Jr.
Thomas J. Kutzman Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)